Form 10-Q
period 1994-06-30
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1994-08-12
CIK 725767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    June 30, 1994



                                        OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                 to


Commission file number: 0-13341


                        HUTTON/GSH COMMERCIAL PROPERTIES 3
              (Exact name of registrant as specified in its charter)


           Virginia                                      11-2680561
  (State or other jurisdiction of                     (I.R.S. Employer
  Incorporation or organization)                     identification No.)

  3 World Financial Center, New York, NY                     10285
 (Address of principal executive offices)                  (Zip code)

                                  (212) 526-3237
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No





                                   INDEX


                                                                     Page No.
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Balance Sheets at June 30, 1994 and
                 December 31, 1993                                         3

                 Consolidated Statements of Operations for the three
                 and six months ended June 30, 1994 and 1993               4

                 Consolidated Statement of Partners' Capital (Deficit)
                 for the six months ended June 30, 1994                    5

                 Consolidated Statements of Cash Flows for the six
                 months ended June 30, 1994 and 1993                       6

                 Notes to the Consolidated Financial Statements            7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8


PART II	OTHER INFORMATION

        Items 1-6                                                          9

        Signatures                                                        10



Consolidated Balance Sheets

                                                June 30,          December 31,
Assets                                             1994                  1993
Real estate investments, at cost:
      Land                                $   6,422,301         $   6,422,301
      Buildings and improvements             39,582,466            39,111,601

                                             46,004,767            45,533,902
      Less accumulated depreciation         (15,048,038)          (13,941,302)

                                             30,956,729            31,592,600

Cash and cash equivalents                     1,063,329               734,361
Restricted cash                                 217,655               212,154

                                              1,280,984               946,515

Accounts and rent receivable                     27,835               141,297
Deferred rent receivable                         81,787                98,373
Notes receivable, net of allowance for
  doubtful accounts of $14,427 in 1993               --                51,403
Prepaid expenses, net of accumulated
  amortization of $558,853 in 1994 and
  $458,106 in 1993                              560,131               604,901
Other assets, net of accumulated
  amortization of $48,240 in 1994 and
  $45,024 in 1993                                16,083                19,299

            Total Assets                  $  32,923,549         $  33,454,388


Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses  $     629,797         $     568,693
        Due to affiliates                        34,524                32,256
         Distributions payable                  112,761               112,761

             Total Liabilities                  777,082               713,710

Minority Interest                                86,904                86,904

Partners' Capital (Deficit):
   General Partners                            (310,264)             (299,811)
   Limited Partners                          32,369,827            32,953,585

   Total Partners' Capital                   32,059,563            32,653,774

 Total Liabilities and Partners' Capital  $  32,923,549         $  33,454,388



Consolidated Statements of Operations

                                   Three months ended        Six months ended
                                        June 30,                 June 30,
Income                             1994         1993         1994         1993
Rent                        $ 1,090,821  $   934,698  $ 2,134,063  $ 2,062,819
Interest                          8,215        7,469       14,122       14,017

        Total Income          1,099,036      942,167    2,148,185    2,076,836

Expenses

Property operating              555,281      515,493    1,126,127    1,005,692
Depreciation and amortization   590,551      607,564    1,212,213    1,251,995
General and administrative       61,009       72,899      115,381      130,406
Bad debt                         63,153           --       63,153           --

        Total Expenses        1,269,994    1,195,956    2,516,874    2,388,093

              Net Loss      $  (170,958) $  (253,789) $  (368,689) $  (311,257)

Net Loss Allocated:

To the General Partners     $    (1,710) $    (2,538) $    (3,687) $    (3,113)
To the Limited Partners        (169,248)    (251,251)    (365,002)    (308,144)

                            $  (170,958) $  (253,789) $  (368,689) $  (311,257)

Per limited partnership
  unit (109,378 outstanding)     $(1.55)      $(2.30)      $(3.34)      $(2.82)


Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1994

                                   Limited           General             Total
                                  Partners'         Partners'         Partners'
                                   Capital          (Deficit)          Capital
Balance at December 31, 1993  $ 32,953,585       $  (299,811)     $ 32,653,774
Net loss                          (365,002)           (3,687)         (368,689)
Cash distributions                (218,756)           (6,766)         (225,522)

Balance at June 30, 1994      $ 32,369,827       $  (310,264)     $ 32,059,563




Consolidated Statements of Cash Flows
For the six months ended June 30, 1994 and 1993

Cash Flows from Operating Activities:                      1994          1993
Net loss                                            $  (368,689)  $  (311,257)
Adjustments to reconcile net loss to
net cash provided by operating activities:
    Depreciation and amortization                     1,212,213     1,251,995
    Increase (decrease) in cash arising from
    changes in operating assets and liabilities:
        Restricted cash                                  (5,501)       (2,129)
        Accounts and rent receivable                    113,462        82,266
        Deferred rent receivable                         16,586        13,309
        Notes receivable                                 51,403        22,119
        Prepaid expenses                                (55,977)     (150,136)
        Accounts payable and accrued expenses            61,104      (123,771)
        Due to affiliates                                 2,268        22,183

Net cash provided by operating activities             1,026,869       804,579

Cash Flows from Investing Activities:

    Additions to real estate assets                    (472,379)     (305,319)

Net cash used for investing activities                 (472,379)     (305,319)

Cash Flows from Financing Activities:

    Cash distributions                                 (225,522)     (510,807)

Net cash used for financing activities                 (225,522)     (510,807)

Net increase (decrease) in cash and cash equivalents    328,968       (11,547)
Cash and cash equivalents at beginning of period        734,361       577,374

Cash and cash equivalents at end of period          $ 1,063,329   $   565,827




Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the six months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1993 financial statements have been reclassified to conform with the 1994 presentation.

No significant events have occurred subsequent to fiscal year 1993, and no material contingencies exist that require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).




Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents totaling $1,063,329 at June 30, 1994, compared with $734,361 at December 31, 1993. The increase of $328,968 is due to net cash provided by operating activities in excess of additions to real estate assets totaling $472,379 and the payment of cash distributions to partners totaling $225,522. The Partnership had a restricted cash balance of $217,655 at June 30, 1994, compared with $212,154 at December 31, 1993. Tenant security deposits comprise the restricted cash balance. Unexpended funds and working capital reserves are invested in unaffiliated money market funds and interest on such invested balances accrues to the benefit of the Partnership.

Accounts and rent receivable was $27,835 at June 30, 1994, compared to $141,297 at December 31, 1993. The decrease is due to the collection of rents and the write off of uncollectible rent during the first half of 1994. Deferred rent receivable decreased to $81,787 at June 30, 1994, from $98,373 at December 31, 1993. The decrease is primarily attributable to the effect of amortizing free rent concessions included in certain leases. Prepaid expenses were $560,131 at June 30, 1994, largely unchanged from $604,901 at year-end 1993. Accounts payable and accrued expenses increased to $629,797 at June 30, 1994 from $568,693 at year-end 1993. The increase primarily reflects the timing of real estate tax payments.

The General Partners declared a cash distribution to Limited Partners of $1 per Unit for the quarter ended June 30, 1994. This distribution will be funded from Partnership operations and sent to Limited Partners on August 15, 1994. This distribution was declared after a review of the Partnership's operations, anticipated cash requirements and cash position. The timing and amount of future cash distributions will be determined quarterly by the General Partners, and will depend on the adequacy of cash flow and the Partnership's cash reserve requirements.

Results of Operations

For the three months ended June 30, 1994, the Partnership's operations resulted in a net loss of $170,958, compared to a net loss of $253,789 for the corresponding period in 1993. The decrease in net loss is primarily attributable to an increase in rental income, partially offset by bad debt expense. For the six months ended June 30, 1994, the Partnership's operations resulted in a net loss of $368,689, compared to a net loss of $311,257 for the corresponding period in 1993. The increase in net loss is primarily attributable to an increase in property operating expenses and, to a lesser extent, bad debt expense.

Rental income totaled $1,090,821 and $2,134,063, for the three and six months ended June 30, 1994, respectively, compared to $934,698 and $2,062,819, respectively, for the three and six months ended June 30, 1993. The increase is due to higher occupancy at Three Financial Centre and Metro Park Executive Center, and rent escalations at all four of the Partnership's properties.

Property operating expenses totaled $555,281 and $1,126,127, respectively, for the three and six months ended June 30, 1994, compared with $515,493 and $1,005,692, respectively, for the three and six months ended June 30, 1993. The increase is primarily attributable to an increase in building repairs and maintenance during 1994. Bad debt expense, reflecting the uncollectibility of delinquent rent, was $63,153 for the three and six months ended June 30, 1994, compared to the absence of bad debt expense for the corresponding periods a year earlier.

As of June 30, 1994, lease levels at each of the properties were as follows:
Metro Park Executive Center - 88%; Fort Lauderdale Commerce Center - 77%; Three Financial Centre - 91%; Quorum II Office Building - 93%.





PART II	OTHER INFORMATION

Items 1-4   Not applicable

Item 5      Other information.

            Effective May 20, 1994, American Express Company ("American Express") distributed to holders of record of American Express, shares of Lehman Brothers Holdings Inc. ("Lehman Brothers") common stock. As a result of this transaction, the Real Estate Services VII, Inc. General Partner, is no longer an affiliate of American Express. This change is not expected to have any impact on the Partnership.


Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits - None

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended quarter ended June 30, 1994





                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    HUTTON/GSH COMMERCIAL PROPERTIES 3

                              BY:   REAL ESTATE SERVICES VII, INC.
                                    General Partner





Date:  August 12, 1994

                              BY:     s/Ron Hiram/
                                      ------------
                              Name:   Ron Hiram
                              Title:  Director and President, Chief
                                      Executive Officer, Chief
                                      Operating Officer and Chief
                                      Financial Officer