Form 10-Q
period 1994-09-30
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1994-11-14
CIK 725767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1994


OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number:        0-13341


                       HUTTON/GSH COMMERCIAL PROPERTIES 3
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Virginia                                              11-2680561
- - -------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              identification No.)

3 World Financial Center, New York, NY                              10285
- - ---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip code)


                                 (212) 526-3237
                       ---------------------------------
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


                          Consolidated Balance Sheets

                                                September 30,      December 31,
Assets                                                  1994              1993

Real estate investments, at cost:
        Land                                     $ 6,422,301       $ 6,422,301
        Buildings and improvements                39,586,877        39,111,601

                                                  46,009,178        45,533,902
        Less accumulated depreciation            (15,570,532)      (13,941,302)

                                                  30,438,646        31,592,600

Cash and cash equivalents                          1,553,799           734,361
Restricted cash                                      213,354           212,154

                                                   1,767,153           946,515
Accounts and rent receivable, net of allowance for
   doubtful accounts of $14,820 in 1994               25,241           141,297
Deferred rent receivable                             187,096            98,373
Notes receivable, net of allowance for
   doubtful accounts of $14,427 in 1993                    -            51,403
Prepaid expenses, net of accumulated amortization of
   $613,582 in 1994 and $458,106 in 1993             567,610           604,901
Other assets, net of accumulated amortization of
   $49,848 in 1994 and $45,024 in 1993                14,475            19,299

   Total Assets                                  $33,000,221       $33,454,388


Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses         $   529,232       $   385,635
   Due to affiliates                                  21,819            32,256
   Distributions payable                             112,761           112,761
   Security deposits                                 197,300           183,058

   Total Liabilities                                 861,112           713,710

Minority Interest                                     86,904            86,904

Partners' Capital (Deficit):
   General Partners                                 (312,593)         (299,811)
   Limited Partners (109,378 units outstanding)   32,364,798        32,953,585

   Total Partners' Capital                        32,052,205        32,653,774

   Total Liabilities and Partners' Capital       $33,000,221       $33,454,388



                     Consolidated Statements of Operations

                                   Three months ended      Nine months ended
                                      September 30,           September 30,
Income                             1994         1993        1994        1993

Rent                           $1,298,179   $1,043,307   $3,432,242  $3,106,126
Interest                           15,300        7,124       29,422      21,141

  Total Income                  1,313,479    1,050,431    3,461,664   3,127,267

Expenses

Property operating                555,555      577,860    1,681,682   1,583,552
Depreciation and amortization     578,831      654,588    1,791,044   1,906,583
General and administrative         58,870       25,933      174,251     156,339
Bad debt                           14,820            -       77,973           -

  Total Expenses                1,208,076    1,258,381    3,724,950   3,646,474

Net Income/(Loss)              $  105,403   $ (207,950)  $ (263,286) $ (519,207)

Net Income/(Loss) Allocated:

To the General Partners        $   1,054    $   (2,080)  $   (2,633) $   (5,192)
To the Limited Partners          104,349      (205,870)    (260,653)   (514,015)

                               $ 105,403    $ (207,950)  $ (263,286) $ (519,207)

Per limited partnership unit
        (109,378 outstanding)     $ 0.96       $ (1.88)     $ (2.38)    $ (4.70)


             Consolidated Statement of Partners' Capital (Deficit)
                  For the nine months ended September 30, 1994

                                          Limited        General         Total
                                         Partners'      Partners'     Partners'
                                          Capital       (Deficit)      Capital

Balance at December 31, 1993          $32,953,585     $ (299,811)  $32,653,774
Net loss                                 (260,653)        (2,633)     (263,286)
Cash distributions                       (328,134)       (10,149)     (338,283)

Balance at September 30, 1994         $32,364,798     $ (312,593)  $32,052,205


                     Consolidated Statements of Cash Flows
             For the nine months ended September 30, 1994 and 1993

Cash Flows from Operating Activities:                     1994             1993

Net loss                                           $  (263,286)     $  (519,207)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization                     1,791,044        1,906,583
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
      Restricted cash                                   (1,200)          (2,473)
      Accounts and rent receivable                     116,056           68,107
      Deferred rent receivable                         (88,723)          32,021
      Notes receivable                                  51,403           40,487
      Prepaid expenses                                (118,185)        (193,483)
      Accounts payable and accrued expenses            143,597          (33,123)
      Due to affiliates                                (10,437)           3,667
      Security deposits                                 14,242              458

Net cash provided by operating activities            1,634,511        1,303,037

Cash Flows from Investing Activities:

   Additions to real estate assets                    (476,790)        (490,861)

Net cash used for investing activities                (476,790)        (490,861)

Cash Flows from Financing Activities:

   Cash distributions                                 (338,283)        (623,569)

Net cash used for financing activities                (338,283)        (623,569)

Net increase in cash and cash equivalents              819,438          188,607
Cash and cash equivalents at beginning of period       734,361          577,374

Cash and cash equivalents at end of period          $1,553,799       $  765,981



Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the nine months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents totaling $1,553,799 at September 30, 1994, compared with $734,361 at December 31, 1993. The increase of $819,438 is due to net cash provided by operating activities in excess of additions to real estate assets totaling $476,790 and the payment of cash distributions to partners totaling $338,283. The Partnership had a restricted cash balance of $213,354 at September 30, 1994, compared with $212,154 at December 31, 1993. Tenant security deposits comprise the restricted cash balance. Unexpended funds and working capital reserves are invested in unaffiliated money market funds and interest on such invested balances accrues to the benefit of the Partnership.

Leases scheduled to expire during the remainder of 1994 and throughout 1995 at the Partnership's properties are as follows: seven leases representing 39,336 square feet at Quorum II; nine leases totaling 52,437 square feet at Three Financial Centre; six leases representing 18,204 square feet at Metro Park Executive Center; and nine leases representing 28,416 square feet at Fort Lauderdale Commerce Center. The General Partners have approached several of these tenants regarding renewals and will approach the balance when appropriate. However, there can be no assurances that renewals will be executed.

Accounts and rent receivable was $25,241 at September 30, 1994, compared to $141,297 at December 31, 1993. The decrease is due to the collection of rents and the write off of uncollectible rent. Deferred rent receivable increased to $187,096 at September 30, 1994, from $98,373 at December 31, 1993. The increase is primarily attributable to the effect of straight-lining rental income from new leases, partially offset by amortizing free rent concessions included in certain leases. Prepaid expenses were $567,610 at September 30, 1994, compared with $604,901 at December 31, 1993. The decrease is mainly due to the amortization of leasing commissions. Accounts payable and accrued expenses increased to $529,232 at September 30, 1994 from $385,635 at year-end 1993. The increase primarily reflects the timing of real estate tax payments.

The General Partners declared a cash distribution to Limited Partners of $1 per Unit for the quarter ended September 30, 1994. This distribution will be funded from Partnership operations and sent to Limited Partners on November 15, 1994. This distribution was declared after a review of the Partnership's operations, anticipated cash requirements and cash position. The timing and amount of future cash distributions will be determined quarterly by the General Partners, and will depend on the adequacy of cash flow and the Partnership's cash reserve requirements.

Results of Operations

For the three months ended September 30, 1994, the Partnership's operations resulted in net income of $105,403, compared to a net loss of $207,950 for the corresponding period in 1993. The difference is primarily attributable to an increase in rental income and a decrease in depreciation and amortization expense. For the nine months ended September 30, 1994, the Partnership's operations resulted in a net loss of $263,286, compared to a net loss of $519,207 for the corresponding period in 1993. The decrease in net loss is primarily attributable to an increase in rental income, and a decrease in depreciation and amortization expense.

Rental income totaled $1,298,179 and $3,432,242, for the three and nine months ended September 30, 1994, respectively, compared to $1,043,307 and $3,106,126, for the corresponding periods a year earlier. The increases are due to higher average occupancy and rent escalations at all four of the Partnership's properties. Interest income was $15,300 and $29,422 for the three and nine months ended September 30, 1994, compared to $7,124 and $21,141 for the corresponding periods a year earlier. The increase is due to a larger average cash balance in 1994.

Property operating expenses totaled $555,555 and $1,681,682, respectively, for the three and nine months ended September 30, 1994, compared with $577,860 and $1,583,552 for the corresponding periods a year earlier. The decrease for the three month period is primarily due to a partial reimbursement of 1993 real estate taxes for the Fort Lauderdale property resulting from the General Partner's successful appeal for a tax abatement. The increase for the nine month period is primarily attributable to an increase in building repairs and maintenance during 1994, and to increases in insurance premiums. Depreciation and amortization expense totaled $578,831 and $1,791,044 for the three and nine months ended September 30, 1994, compared to $654,588 and $1,906,583 for the corresponding periods a year earlier. The increases are primarily attributable to the write-off of tenant improvements at all of the Partnership's properties.

As of September 30, 1994, lease levels at each of the properties were as follows: Metro Park Executive Center - 92%; Fort Lauderdale Commerce Center - 79%; Three Financial Centre - 92%; Quorum II Office Building - 96%.



PART II	OTHER INFORMATION


Items 1-5	Not applicable


Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits - None

                (b)     Reports on Form 8-K - No reports on
                        Form 8-K were filed during the
                        quarter ended September 30, 1994



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



                                         HUTTON/GSH COMMERCIAL PROPERTIES 3

                                 BY:     REAL ESTATE SERVICES VII, INC.
                                         General Partner





Date:  November 14, 1994         BY:     s/Ron Hiram/
                                         ----------------------
                                 Name:   Ron Hiram
                                 Title:  Director and President, Chief
                                         Executive Officer, Chief
                                         Operating Officer and Chief
                                         Financial Officer