Form 10-K
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1995-03-30
CIK 725767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1994
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                        Commission file number:  0-13341


                       HUTTON/GSH COMMERCIAL PROPERTIES 3

              Exact name of registrant as specified in its charter


               Virginia                                    11-2680561
State or other jurisdiction of incorporation  I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor, New York, New York             10285
Address of principal executive offices                               zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Documents Incorporated by Reference: Portions of Prospectus of Registrant dated December 13, 1983 (included in Amendment No. 1 to Registration Statement No. 2-85936, of Registrant filed December 13, 1983) are incorporated by reference to Part III.

Portions of Parts I, II and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.

                                     PART I

Item 1.  Business

General Development of Business

Hutton/GSH Commercial Properties 3 (the "Registrant" or the "Partnership"), is a Virginia limited partnership formed on April 19, 1984, of which Real Estate Services VII, Inc. ("RES"), formerly Hutton Real Estate Services VII, Inc. (See
Item 10. "Certain Matters Involving Affiliates"), and HS Advisors III, Ltd. ("HS Advisors"), are the general partners (the "General Partners"). Commencing December 13, 1983, the Registrant began offering through E.F. Hutton & Company Inc., a former affiliate of the Registrant, up to a maximum of 120,000 units of limited partnership interest (the "Units") at $500 per Unit. Investors who purchased the Units (hereafter referred to as "Unitholders" or the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 2-85936, which Registration Statement was declared effective on December 13, 1983.

The offering of Units was terminated on August 9, 1984. Upon termination of the offering, the Registrant had accepted subscriptions for 109,378 Units for an aggregate of $54,689,000. After deducting offering costs and initial working capital reserves, approximately $46,000,000 was available for investment in real estate. As of December 31, 1994, $44,995,452 of such proceeds had been invested in an office and light industrial complex, one limited partnership and two joint ventures, each of which owns a specific office building, and $1,093,780 of uncommitted funds were distributed to the Limited Partners as a return of capital on May 15, 1986. The Registrant also distributed $437,512 in 1986 and $218,756 in 1985 to the Limited Partners as a return of capital, which sums represented the excess of the initial working capital reserves set aside for present and future operating requirements. To the extent that funds committed for investment or held as a working capital reserve have not been expended (and have not otherwise been distributed to the Limited Partners as a return of capital), the Registrant has invested such funds in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal, in accordance with the Registrant's investment objectives and policies.

Narrative Description of Business

Incorporated by reference to Note 1 "Organization" and Note 4 "Real Estate Investments" of the Notes to Consolidated Financial Statements on pages 9 and 10, respectively, of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.

The Registrant's principal investment objectives with respect to the Properties (in no particular order of priority) are:

1)  Preservation and protection of capital;

2)  Distributions of net cash from operations attributable to rental income;
and

3)  Capital appreciation.

Distributions of net cash from operations will be the Registrant's objective during its operational phase, while the preservation of and appreciation of capital will be the Registrant's long-term objectives. The attainment of the Registrant's investment objectives will depend on many factors, including, among others, successful management of the operations of the Properties.

The Registrant expects to sell its Properties at such time or times as it deems appropriate, taking into consideration such factors as market conditions for these types of properties, leasing conditions, property cash flow and the possible risks of continued ownership. No Property will be sold, financed or refinanced by the Registrant without agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the Properties will not be reinvested but will be distributed to the Limited Partners as a return of capital, so that the Registrant, in effect, will be self-liquidating. As partial payment for Properties sold, the Registrant may receive purchase money obligations collateralized by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in net proceeds from sale or refinancing (distributable to the Limited Partners) until and to the extent the obligations are realized in cash, sold or otherwise liquidated.

Competition

A detailed description of the Properties, leases considered material to the Partnership's operations and competition relevant to the specific markets in which the Properties are located is incorporated by reference to the section entitled Property Profiles & Leasing Update on pages 3 and 4 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.

Employees

The Registrant has no employees.


Item 2.  Properties

A detailed description of the Properties, leases considered material to the Partnership's operations and competition relevant to the specific markets in which the Properties are located is incorporated by reference to the section entitled Property Profiles & Leasing Update on pages 3 and 4 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.


Item 3.  Legal Proceedings

During June 1992, a purported class action on behalf of all Unitholders was served upon Hutton Real Estate Services IV, Inc., Hutton Real Estate Services VII, Inc., HS Advisors II, Ltd. and HS Advisors III, Ltd. in the Circuit Court of Loudoun County, Virginia. The complaint alleges that, among other things, the General Partners were negligent in their duties, as a result of having failed to conclude a sale of the Registrant's properties within seven to ten years. The defendants, on August 11, 1992, filed a Demurrer and Pleas of Statute of Limitations and Laches. On December 16, 1994, the Circuit Court of Loudoun County, Virginia dismissed the case since two years had lapsed since any action was taken or any pleading filed. Furthermore, plaintiffs attorneys were notified that the proceeding would be dismissed unless they show cause why it should be retained, and none appeared or answered to object to such notice.

Neither the Registrant nor any of the Properties is subject to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1994, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a) Market Information - No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b)     Holders - As of December 31, 1994, the number of holders of Units was
5,508.

(c) Distributions - Cash distributions paid to the Limited Partners for the three years ended December 31, 1994 incorporated by reference to the section entitled Message to Investors on page 1 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.




Item 6.  Selected Financial Data

Incorporated by reference to the section entitled Financial Highlights on page 5 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents totaling $1,637,501 at December 31, 1994, compared with $734,361 at December 31, 1993. The increase of $903,140 is due to net cash provided by operating activities in excess of additions to real estate assets totaling $504,597 and the payment of cash distributions to partners totaling $451,044. The Partnership had a restricted cash balance of $216,079 at December 31, 1994, compared with $212,154 at December 31, 1993. Tenant security deposits comprise the restricted cash balance. Unexpended funds and working capital reserves are invested in unaffiliated money market funds and interest on such invested balances accrues to the benefit of the Partnership.

Accounts and rent receivable were $28,326 at December 31, 1994 compared to $141,297 at December 31, 1993. The decrease is due to the collection of rents and the write off of uncollectible rent. Deferred rent receivable increased to $235,246 at December 31, 1994 from $98,373 at December 31, 1993. The increase is primarily attributable to the straight-lining of rental income from new leases. Prepaid expenses increased to $645,993 at December 31, 1994 from $624,200 at December 31, 1993 mainly due to prepaid leasing commissions, partially offset by the amortization of existing leasing commissions in the amount of $208,985. Accounts payable and accrued expenses increased to $426,642 at December 31, 1994 from $381,463 at year-end 1993. The increase is primarily due to an increase in prepaid rent from tenants, and to tenant improvement invoices received but unpaid at December 31, 1994.

The Registrant declared cash distributions to Limited Partners of $5.50 per Unit for the year ended December 31, 1994. Included in this total is a cash distribution of $2.50 per Unit for the quarter ended December 31, 1994, which was paid on February 13, 1995. Due to leasing progress at the Partnership's properties which resulted in increased rental income, and the completion of various tenant and other capital improvements during 1993 and 1994, the General Partners were able to increase cash distributions from its previous level of $1.00 per Unit to $2.50 per Unit in the fourth quarter of 1994. The timing and amount of future cash distributions will be determined quarterly by the General Partners, and will depend on the adequacy of cash flow and the Partnership's cash reserve requirements. A significant number of leases will be expiring in 1995. Accordingly, the General Partners will closely monitor the Partnership's cash needs and, if necessary, will reduce future distribution l evels to ensure that adequate reserves are available to fund leasing costs or other Partnership obligations.

Results of Operations

1994 vs 1993
For the year ended December 31, 1994, the Partnership's operations resulted in a net loss of $331,534, compared to a net loss of $910,071 for the corresponding period in 1993. The decrease in net loss is primarily attributable to an increase in rental income and lower depreciation and amortization expense.

Rental income totaled $4,641,823 for the year ended December 31, 1994 compared to $4,181,367 for the year ended December 31, 1993. The increase is due to higher occupancy and rent escalations at three of the Partnership's four properties.

Property operating expenses totaled $2,231,683 for the year ended December 31, 1994 compared with $2,114,664 for the year ended December 31, 1993. The increase is primarily attributable to an increase in building repairs and maintenance during 1994, and to increases in insurance premiums. Bad debt expense, reflecting the uncollectibility of delinquent rent, was $77,710 for the year ended December 31, 1994, compared to $14,427 for the corresponding period in 1993. Depreciation and amortization decreased to $2,388,925 for the year ended December 31, 1994, from $2,680,516 for the year ended December 31, 1993. The decline is primarily attributable to a lower depreciable asset base in 1994.

For the year ended December 31, 1994, net income of $62,186 and $22,225, was allocated to the co-venturers of Three Financial Centre and Quorum, respectively. This allocation resulted from the properties' net income, prior to depreciation expense, being in excess of net cash distributed from operations.

As of December 31, 1994, lease levels at each of the properties were as follows: Metro Park Executive Center - 91%; Fort Lauderdale Commerce Center - 82%; Three Financial Centre - 93 %; Quorum II Office Building - 90%.

1993 vs 1992
The Registrant's operations resulted in a net loss of $910,071 for the year ended December 31, 1993, compared with a net loss of $712,236 for the year ended December 31, 1992. The larger net loss in 1993 is primarily attributable to an increase in depreciation and amortization expenses associated with building and tenant improvements completed during 1993.

For the year ended December 31, 1993, net income of $86,904 was allocated to the co-venturer of Three Financial Centre. This allocation resulted from the property's net income, prior to depreciation expenses, being in excess of net cash distributed from operations. For the year ended December 31, 1992, the property's net cash distributions from operations were in excess of net income prior to depreciation; consequently, no income was allocated to the co-venturer.

Rental income totaled $4,181,367 for the twelve months ended December 31, 1993, as compared to $3,986,736 for the corresponding period in 1992. The increase is largely due to increased rental income at the Registrant's properties. Interest income totaled $29,571 for the twelve months ended December 31, 1993 compared with $47,044 for the twelve months ended December 31, 1992. The decrease in 1993 is attributable to the Registrant's lower average cash balance and lower interest rates.

Property operating expenses totaled $2,114,664 for the year ended December 31, 1993, largely unchanged from $2,103,000 for the corresponding period in 1992. Depreciation and amortization expense totaled $2,680,516 for the year ended December 31, 1993 compared to $2,357,140 for the year ended December 31, 1992. The increase in 1993 is primarily attributable to substantial tenant and capital improvements completed at Three Financial Centre, Fort Lauderdale Commerce Center and Metro Park Executive Center. General and administrative expenses totaled $224,498 for the year ended December 31, 1993 compared to $263,400 for the comparable period in 1992.

As of December 31, 1993, lease levels at each of the properties were as follows: Metro Park Executive Center - 85%; Fort Lauderdale Commerce Center - 78%; Three Financial Centre - 84%; Quorum II Office Building - 99%.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers and directors. RES and HS Advisors, the General Partners of the Registrant, jointly manage and control the affairs of the Registrant and have general responsibility and authority in all matters affecting its business.

Real Estate Services VII, Inc.
Real Estate Services VII, Inc. ("RES"), formerly known as Hutton Real Estate Services VII, Inc., is a Delaware corporation formed on August 2, 1982 and is an affiliate of Lehman Brothers Inc. ("Lehman"). The names and ages of, as well as the positions held by, the directors and executive officers of RES are set forth below. There are no family relationships between any officer or director and any other officer or director.

Certain officers and directors of RES are now serving (or in the past have served) as officers and directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnership's assets from loss through foreclosure.

        Name                   Age           Office
        Rocco F. Andriola       36      Director, President,
                                        Chief Financial Officer
	       Kenneth L. Zakin	       47	     Director, Vice President
	       William Caulfield	      35     	Vice President
        Michael Marron          31      Vice President

Rocco F. Andriola is a Senior Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. degree from Fordham University, a J.D. degree from New York University School of Law, and an LL.M degree in Corporate Law from New York University's Graduate School of Law.

Kenneth L. Zakin is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He r eceived a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield is a Vice President of Lehman Brothers and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in Hutton's Partnership Administration Group. Before joining Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton, he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University.

Michael Marron is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree in accounting from the State University of New York at Albany in 1985 and is a Certified Public Accountant.


HS Advisors III, Ltd.

HS Advisors, a California limited partnership formed on August 11, 1982, the sole general partner of which is Hogan Stanton Investment, Inc. ("HS Inc."), a wholly-owned subsidiary of Goodman Segar Hogan, Inc. The names and ages of, as well as the positions held by, the directors and executive officers of HS Inc. are as set forth below. There are no family relationships between or among any officer and any other officer or director.

    Name                    Age      Office
    Robert M. Stanton        56      Chairman of the Board, Principal Executive
                                     Officer
    Stewart H. Buckle, III   42      President
    Mark P. Mikuta           37      Treasurer, Secretary

Robert M. Stanton is Chairman and Chief Executive Officer of Goodman Segar Hogan, Inc., a diversified commercial real estate company headquartered in Norfolk, Virginia. Mr. Stanton joined Goodman Segar Hogan in 1966, was named to the company's board of directors in 1972 and was named President and Chief Executive Officer in 1975. Early in 1990, he assumed the position of Chairman and CEO of the company, responsible for managing the brokerage, management and development divisions. Mr. Stanton currently serves as a Trustee of the Urban Land Institute (ULI) and chair of the Commercial and Retail Development Council. He is a past Trustee and State Director of the International Council of Shopping Centers (ICSC). He was chairman of the 1981 edition of The Dollars and Cents of Shopping Centers, published by ULI. He also served on the Board of Editors of the 1979 edition. Mr. Stanton co-authored The Valuation of Shopping Centers, published by the American Institute of Real Estate Appr aisers. Currently, he serves on the advisory board of Norfolk Southern Corporation and on the board of directors of Forward Hampton Roads, the Future of Hampton Roads and Greater Norfolk Corporation. He holds the Certified Property Manager (CPM) designation conferred by the Institute of Real Estate Management, as well as the Certified Shopping Center Manager (CSM) designation conferred by the International Council of Shopping Centers. Mr. Stanton also serves as Chairman of American Storage Properties and as Managing Partner of Bayville Holstein Associates. A graduate of Old Dominion University with a B.A. Degree in Banking and Finance, he served as Rector of the Board of Visitors. Active in civic affairs, Mr. Stanton was named First Citizen of Virginia Beach in 1976.

Stewart H. Buckle, III is President of Goodman Segar Hogan, Inc. He is responsible for the company's finance, asset management and acquisition divisions. Prior to his promotion to President, Mr. Buckle served as the company's Director of Acquisitions and Project Finance. Before joining Goodman Segar Hogan, Inc. in 1986, he was Project Manager for Essex Financial Group in 1985 and Vice President of Elizabeth River Terminals from 1983 to 1985. He had also held the position of Vice President of Lance J. Eller, Inc. and Senior Accountant at Price Waterhouse & Company. Mr. Buckle received his bachelor of science degree in accounting from Virginia Polytechnic Institute and State University in 1974 and his MBA from University of Colorado in 1977. He is a member of the Urban Land Institute and the International Council of Shopping Centers.

Mark P. Mikuta is Chief Financial Officer of Goodman Segar Hogan, Inc. and is Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Certain Matters Involving Affiliates
On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, Hutton Real Estate Services VII, Inc., a General Partner, changed its name to Real Estate Services VII Inc., and the name of the Partnership is expected to change in the near future to delete any references to "Hutton."

On August 1, 1993, GSH transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, thte leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a one percent interest in GSHH. The stockholders of GSHH Inc. are GSH with a sixty-two percent stock interest and H.K. Associates, L.P., and affiliate of HK, with a thirty-eight percent stock interest. The remaining ninety-nine percentage interests in GSHH are limited partnership interests owned fifty percent by GSH and forty-nine percent by HK. The transaction did not affect the ownership of the general partners.


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors and officers received any compensation from the Registrant. See Item 13. "Certain Relationships and Related Transactions" below with respect to a description of certain transactions of the General Partners and their affiliates with the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Beneficial Owners

As of December 31, 1994, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. Neither of the General Partners of the Registrant, nor any of their directors and officers own any Units.

Changes in Control

The Registrant has been advised by representatives of HS Advisors that the following transactions occurred on October 19, 1992, resulting in an indirect change of control of HS Advisors and, therefore, of the Registrant. Capital stock of Stanton Associates, Inc., a Virginia Corporation ("Stanton"), which indirectly owns 100% of the capital stock of the sole general partner of HS Advisors, was acquired by Dominion Capital, Inc., a Virginia Corporation ("Dominion Capital"). The shares were acquired in connection with a restructuring of indebtedness owed by Stanton to Dominion Capital. On October 19, 1992, Dominion Capital acquired 51,993 shares of common stock of Stanton upon conversion of Series A convertible preferred stock and, thereafter, acquired from Stanton an additional 387,418 shares of common stock of Stanton, resulting in Dominion Capital's owning approximately 83% of the outstanding common stock of Stanton. Since, as a result of these transactions, Dominion Capital has th e indirect power to control HS Advisors, a change of control of the Registrant is deemed to have occurred. The consideration received by Stanton for the issuance of the 387,418 shares consisted of a covenant on the part of Dominion Capital not to sue on an aggregate of $7,473,567.44 owed to Dominion Capital by Stanton provided that certain conditions are met by Stanton. No borrowings were incurred in connection with the transactions.

To the knowledge of the Registrant, there are no arrangements or understandings between Dominion Capital and Stanton with respect to the selection of general partners of the Registrant or other matters regarding the Registrant.


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, for the year ended December 31, 1994, $3,315 of the Registrant's loss was allocated to the General Partners ($2,210 to RES and $1,105 to HS Advisors). For a description of the share of net cash from operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 45 through 48 of the Prospectus of Registrant dated December 13, 1983 (the "Prospectus"), contained in Amendment No. 1 to Registrant's Registration Statement No. 2-85936, under the section captioned "Distributions and Allocations," which section is incorporated herein by reference thereto.

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain affiliates may be reimbursed by the Registrant for certain costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto.
TSSG provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 6 "Transactions With the General Partners and Affiliates" of Notes to Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a) The following documents are filed as part of this report:

                                                                         Page
                                                                         Number
   (1)     Financial Statements:

           Report of Independent Auditors                                   (1)

           Consolidated Balance Sheets - At December 31, 1994 and 1993      (1)

           Consolidated Statements of Partners' Capital (Deficit) -
           For the years ended December 31, 1994, 1993 and 1992             (1)

           Consolidated Statements of Operations -
           For the years ended December 31, 1994, 1993 and 1992             (1)

           Consolidated Statements of Cash Flows -
           For the years ended December 31, 1994, 1993 and 1992             (1)

           Notes to the Consolidated Financial Statements                   (1)

   (2)     Financial Statement Schedule:

           Schedule III - Real Estate and Accumulated Depreciation          F-1

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (3)     See Exhibit Index contained herein.

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.

   (b)   Reports on Form 8-K filed in the fourth quarter of calendar year 1994:

         None.

   (c)   See Exhibit Index contained herein.

   (d)   See page F-1.
                                 EXHIBIT INDEX

	Exhibit No.

 (4) (A) Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated December 13, 1983 (the
           "Prospectus"), contained in Amendment No. 1 to
           Registration Statement, No. 2-85936, of the Registrant filed December 13, 1983 (the "Registration
           Statement")).

     (B) First Amendment to Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit 4(B) of the Registrant's Annual Report on Form
           10-K for the fiscal year ended November 30, 1984 (the
           "1984 Annual Report")).

    (C) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit 3.1 to the 1983 Registration Statement).

(10)(A) Agreements relating to Quorum II Office Building (included as, and incorporated herein by reference to, Exhibit (10)(A) to the 1984 Annual Report).

    (B) Agreements relating to Three Financial Centre Office Building (included as, and incorporated herein by reference to, Exhibit (10)(B) to the 1984 Annual Report).

    (C) Agreements relating to Fort Lauderdale Commerce Center (included as, and incorporated herein by reference to, Exhibit (10)(C) to the 1984 Annual Report).

    (D) Agreements relating to Metro Park Executive Center (included as, and incorporated herein by reference to, Exhibit (10)(D) to the 1984 Annual Report).

(13) Annual report to the Unitholders for the year ended December 31, 1994.

(23)       Consent of Independent Auditors

(28)       Portions of Prospectus of Registrant dated December 13, 1983.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   March 29, 1995

                         HUTTON/GSH COMMERCIAL PROPERTIES 3


                         BY:     HS Advisors III, Ltd. General Partner


                         Hogan Stanton Investment, Inc. General Partner






                         BY:           /s/Robert M. Stanton
                         Name:         Robert M. Stanton
                         Title:        Chairman of the Board








                         BY:   Real Estate Services VII, Inc. General Partner






                         BY:            /s/Rocco F. Andriola
                         Name:          Rocco F. Andriola
                         Title:         Director, President and Chief
                                        Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                                         REAL ESTATE SERVICES VII, INC.
                                         A General Partner



Date:   March 29, 1995

                                 BY:     /s/Rocco F. Andriola
                                         Rocco F. Andriola Director,
                                         President and Chief Financial Officer




Date:   March 29, 1995
                                 BY:    /s/William Caulfield
                                        William Caulfield
                                        Vice President



Date:   March 29, 1995
                                 BY:    /s/Kenneth L. Zakin
                                        Kenneth L. Zakin
                                        Vice President and Director



Date:   March 29, 1995
                                 BY:   /s/Michael T. Marron
                                       Michael T. Marron
                                       Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                    HS ADVISORS III, LTD.
                    A General Partner





Date:   March 29, 1995
                         BY:      /s/Robert M. Stanton
                                  Robert M. Stanton
                                  Chairman of the Board of Hogan
                                  Stanton Investment, Inc., as general
                                  partner of HS Advisors III, Ltd.





Date:   March 29, 1995
                          BY:    /s/Stewart H. Buckle, III
                                 Stewart H.Buckle, III
                                 President, Asst. Treasurer and
                                 Asst. Secretary of Hogan Stanton
                                 Investment, Inc., as general
                                 partner of HS Advisors III, Ltd.





Date:   March 29, 1995
                          BY:    /s/Mark P. Mikuta
                                 Mark P. Mikuta
                                 Treasurer and Secretary of
                                 Hogan Stanton Investment, Inc.,
                                 as general partner of HS Advisors III, Ltd.


                 HUTTON/GSH COMMERCIAL PROPERTIES 3
             Schedule 3 - Real Estate and Accumulated Depreciation

                               December 31, 1994


                                                                Cost Capitalized
                                                                Subsequent
                               Initial Cost to Partnership      To Acquisition



                                             Buildings             Buildings and
Description        Encumbrances    Land      Improvements          Improvements

Commercial Property:

Consolidated Ventures:
Partnership Owned:

Ft. Lauderdale
Commerce Center
Ft. Lauderdale, FL   $    -     $2,741,551    $10,102,018           $2,648,957

Consolidated Ventures:

Metro Park
Executive Center
  Ft. Myers, FL           -        548,643      4,587,861             697,443
Three Financial Center
  Little Rock, AK         -      1,018,332      9,433,673             909,216
Quorum II Office Building
  Dallas, TX              -      2,113,775     10,881,609             504,154


                      $         $6,422,301    $35,005,161          $4,759,770


                       HUTTON/GSH COMMERCIAL PROPERTIES 3
             Schedule 3 - Real Estate and Accumulated Depreciation

                               December 31, 1994


                Gross Amount at Which Carried at Close of Period


                                   Buildings and                 Accumulated
Description            Land        Improvements     Total(2)     Depreciation(1)

Commercial Property:

Consolidated Ventures:
Partnership Owned:

Ft. Lauderdale
Commerce Center
Ft. Lauderdale, FL   $2,741,551    $12,750,975      $15,492,526    $5,222,281

Consolidated Ventures:

Metro Park
Executive Center
  Ft. Myers, Fl         548,643      5,285,304        5,833,947    2,162,124
Three Financial Center
  Little Rock, AK     1,018,332     10,342,889       11,361,221    4,295,601
Quorum II Office Building
  Dallas, TX          2,113,775     11,385,763       13,499,538    4,433,290

                     $6,422,301    $39,764,931      $46,187,232  $16,113,296



                       HUTTON/GSH COMMERCIAL PROPERTIES 3
             Schedule 3 - Real Estate and Accumulated Depreciation

                               December 31, 1994

                                                             Life on which
                                                             Depreciation
                                                             in Latest
                         Date of           Date              Income Statements
Description              Construction      Acquired          is Computed

Commercial Property:

Consolidated Venture:
Partnership Owned:

Ft. Lauderdale
Commerce Center
  Ft. Lauderdale, FL        1985           04/18/85            25 years

Consolidated Ventures:

Metro Park
Executive Center
  Ft. Myers, FL             1984           01/07/85            25 years
Three Financial Center
  Little Rock, AK           1984           01/22/85            25 years
Quorum II Office Building
  Dallas, TX                1985           06/12/85            25 years


(1) For Federal income tax purposes, the amount of accumulated depreciation is $21,322,696.

(2) For Federal income tax purposes, the basis of land, building and improvements is $46,965,336.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1994, 1993 and 1992:

Real Estate investments:       1994             1993             1992

Beginning of year         $45,533,902       $46,247,218       $45,740,585
Additions                     654,844           646,560           956,285
Basis adjustment               (1,514)       (1,359,876)         (449,652)

End of year               $46,187,232       $45,533,902       $46,247,218

Accumulated Depreciation:

Beginning of year         $13,941,302       $12,840,967       $11,121,026
Depreciation expense        2,173,508         2,460,211         2,169,593
Deletions                      (1,514)       (1,359,876)         (449,652)

End of year               $16,113,296       $13,941,302       $12,840,967

                                   Exhibit 13

                       1994 Annual Report to Unitholders

Hutton/GSH Commercial Properties 3 is a limited partnership formed in 1984 to acquire, operate and hold for investment commercial real estate properties. The Partnership's investments are comprised of three office buildings located in Dallas, Texas, Little Rock, Arkansas, and Fort Myers, Florida, and a combined office/warehouse and office/showroom property located in Fort Lauderdale, Florida. Provided below is a comparison of lease levels at the properties as of December 31, 1994 and 1993.


                                                         Percentage Leased
Property                          Location               1994          1993

Metro Park Executive Center       Fort Myers, FL          91%           85%
Fort Lauderdale Commerce Center   Fort Lauderdale, FL     82%           78%
Three Financial Centre            Little Rock, AR         93%           84%
Quorum II Office Building         Dallas, TX              90%           99%




	Administrative Inquiries	Performance Inquiries/Form 10-Ks
	Address Changes/Transfers	The Shareholder Services Group
	Service Data Corporation	P.O. Box 1527
        2424 South 130th Circle         Boston, Massachusetts 02104-1527
        Omaha, Nebraska 68144           Attn: Financial Communications
        (800) 223-3464                  (800) 223-3464

                                    Contents

         1       Message to Investors

         3       Property Profiles & Leasing Update

         5       Financial Highlights

         6       Consolidated Financial Statements

         9       Notes to the Consolidated Financial Statements

        13       Report of Independent Auditors

        14       Net Asset Valuation

                              MESSAGE TO INVESTORS
Presented for your review is the 1994 Annual Report for Hutton/GSH Commercial Properties 3 (the "Partnership"). The General Partners made significant leasing progress during 1994 as operating conditions in the markets in which several of the Partnership's properties are located began to show signs of improvement. At Fort Lauderdale Commerce Center, we executed four new leases, increasing occupancy to 82% by year-end 1994 from 78% a year earlier. Additionally, we were able to increase occupancy at Metro Park Executive Center and Three Financial Centre to 91% and 93%, respectively, at December 31, 1994 from 85% and 84%, respectively, a year earlier. Details regarding our leasing progress at each of the Partnership's properties is provided in the Property Profiles & Leasing Update beginning on page 3.

Cash Distributions
For the year ended December 31, 1994, the Partnership paid cash distributions to the Limited Partners totaling $5.50 per Unit. Included in this total was a fourth quarter cash distribution of $2.50 per Unit which was paid on February 15, 1995. Since inception, Limited Partners have received distributions totaling $125.76 per Unit including return of capital payments in the amount of $16.00 per Unit which reduced each Limited Partner's Unit size from $500 to $484. Due to the increase in occupancy at the Partnership's properties the corresponding increase in rental income, and the completion of tenant and capital improvements, the General Partners were able to increase the quarterly cash distribution rate in the fourth quarter of 1994 from its previous level of $1.00 per Unit to $2.50 per Unit.

The timing and amount of future distributions will depend on several factors, including the adequacy of rental income generated by current leases and Partnership cash flow. As discussed in the Property Profiles and Leasing Update section of this report, a significant number of leases will be expiring in 1995. Accordingly, the General Partners will closely monitor the Partnership's cash needs and, if necessary, will adjust future distribution levels to ensure that adequate reserves are available to fund leasing costs or other Partnership obligations. Information regarding cash distributions paid over the past two years is provided below.

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

             First      Second       Third      Fourth
           Quarter     Quarter     Quarter     Quarter      Total
           -------     -------     -------     -------     ------
1993         $1.00       $1.00       $1.00       $1.00      $4.00
1994         $1.00       $1.00       $1.00       $2.50      $5.50


Market Overview
The real estate industry, in general, continued its slow recovery during 1994. The apartment complex and warehouse and distribution sectors exhibited the strongest performance, and certain types of commercial office properties began to show signs of improvement. Specifically, the suburban office market has experienced declining vacancies and little new development. While the downtown office market continues to lag in the recovery, rental concessions have diminished and rental rates have stabilized. As a result of these conditions, the national vacancy rate for commercial office space declined to approximately 16% as of the fourth quarter of 1994, down from approximately 19% in the fourth quarter of 1993. The ongoing recovery of this market, however, is expected to be gradual, as technological advancements have made it easier and more efficient for traditional users of office space to work from home or satellite locations. As a result of this trend and continued corporate layoffs in many markets, a meaningful recovery in the value of office buildings, except for certain select markets, is not anticipated in the immediate future.

The financing environment for commercial real estate also began to show signs of improvement during 1994. According to National Investor Survey, a CB Commercial publication, there are new sources of capital from commercial securitization and mortgage conduits. Additionally, Emerging Trends in Real Estate indicated that traditional sources of capital such as pension funds, banks and, to a lesser degree, insurance companies, are showing renewed interest in commercial real estate investment. It is important to note, however, that lenders are extremely selective in choosing their real estate investments, and there remains a gap between supply and demand for funds, particularly with respect to the office sector. As a result, it is difficult for many potential buyers of commercial office space to obtain adequate financing, and sales opportunities remain limited.

Summary
While we are pleased with the improved performance of the Partnership's properties, 1995 is expected to be a challenging year as a significant number of leases are scheduled to expire at Three Financial Centre, Quorum II Office Building and Metro Park Executive Center. We have contacted several tenants whose leases are expiring and will approach the balance throughout 1995, however, there can be no assurance that renewals will be executed. Additionally, we will focus on efficient and responsive management to attract and retain tenants, and enhance our ability to ultimately sell the properties. As discussed above, the real estate market is generally not currently conducive to the sale of office property, as real estate asset values remain depressed, and capital markets restricted. However, it is the General Partners' objective that, as market conditions gradually improve, the properties will be well positioned in their respective markets to take advantage of any favorable sales oppo rtunities which may arise. We will update you with respect to these efforts in future investor reports.

Very truly yours,

Real Estate Services VII, Inc.         Hogan Stanton Investment, Inc.
General Partner                        General Partner of HS Advisors III, Ltd.

/s/Kenneth L. Zakin                    /s/Robert M. Stanton

Kenneth L. Zakin                       Robert M. Stanton
Vice President                         Chairman

March 31, 1995

                      PROPERTY PROFILES AND LEASING UPDATE
METRO PARK EXECUTIVE CENTER  Fort Myers, Florida
Metro Park Executive Center contains 60,597 square feet of commercial office space. The property is one of five class "A" commercial office buildings located in a suburban office park just east of the Fort Myers central business district in the Edison Central submarket.

Leasing Update - During 1994, we executed two new leases totaling 3,044 square feet, two lease renewals totaling 1,681 square feet, and three lease expansions. As a result, the property was 91% leased at December 31, 1994 compared to 85% leased a year earlier. None of the property's tenants generated rental income in excess of 10% of the Partnership's consolidated rental income. Four leases representing 14,387 square feet or approximately 24% of the property's leasable area are scheduled to expire in 1995 and two tenants leasing 3,470 square feet continue to pay rent on a month to month basis. These tenants have been contacted by the General Partners to discuss the renewal of their leases, however, it is uncertain whether they will renew.

Fort Myers Market Update - Although operating conditions improved somewhat in the Fort Myers office market during 1994, the leasing environment remained competitive. As of the fourth quarter of 1994, the vacancy rate for commercial office space in Fort Myers increased to approximately 18%, from 15% a year earlier. However, the vacancy rate for the Edison Central submarket improved significantly to approximately 15% as of the fourth quarter of 1994, down from 21.2% a year earlier as the area attracted new business, primarily in the financial services industry. Nevertheless, leasing conditions are expected to remain competitive throughout 1995.


FORT LAUDERDALE COMMERCE CENTER  Fort Lauderdale, Florida
Fort Lauderdale Commerce Center is located in a planned business and industrial park in the Cypress Creek submarket of Fort Lauderdale in Broward County, Florida. The property contains 186,936 square feet and consists of six office/showroom and office/warehouse buildings.

Leasing Update - We are pleased to report the execution of four new leases totaling 22,509 square feet, including a three-year lease for 8,000 square feet. Additionally, a tenant whose lease was originally scheduled to expire in May 1995, executed an early renewal and expanded its leasable space from 4,000 square feet to 10,000 square feet. The new lease is scheduled to expire in 2000. The property was 82% leased as of year-end 1994, compared to 78% as of year-end 1993. None of the property's tenants accounted for 10% or more of the Partnership's consolidated rental income. Three leases representing 12,195 square feet are scheduled to expire in 1995 and four leases representing 10,893 square feet continue on a month to month basis while their lease renewals are being negotiated.

Fort Lauderdale Market Update - The Broward County office market improved somewhat during 1994 as demand for space increased. As of the third quarter of 1994, the vacancy rate for office/service space and distribution space in the Cypress Creek submarket, where the property is located, decreased significantly to 15.5% and 10.4%, respectively, from 23.9% and 11.1%, respectively, a year earlier. Additionally, improved conditions allowed commercial property owners, in general, to cease offering rental concessions and in some cases to increase rental rates, particularly in the warehouse/distribution sector which experienced a 33% increase in rental rates in 1994. Despite this improvement, the leasing environment remains competitive.


THREE FINANCIAL CENTRE  Little Rock, Arkansas
Situated in the Financial Centre Complex located in west Little Rock, Three Financial Centre is a 123,123 square foot, eight-story brick office building. The property affords easy access to downtown Little Rock and the Little Rock Regional Airport, and is located near two interstate highways, I-630 and I-430. Several restaurants, hotels, hospitals and a country club are within the immediate vicinity.

Leasing Update - The General Partners executed three new leases, totalling 5,914 square feet, and two lease renewals in 1994. One tenant executed two lease expansions during 1994 and now leases 18,498 square feet or approximately 15% of the property's leasable space pursuant to leases scheduled to expire in April 1998. As a result, the property was 93% leased as of December 31, 1994 compared to 84% leased a year earlier. No tenant accounted for 10% or more of the Partnership's consolidated rental income. Approximately eight leases representing over 45,000 square feet, or 39% of the property's space, will expire in 1995. Many of these tenants have been contacted to discuss the renewal of their lease, however, there can be no assurance that any renewals will be executed.

Little Rock Market Update - The Little Rock office market improved somewhat in 1994 as a lack of new construction, combined with an increase in business activity, narrowed the gap between supply and demand for office space. Although the overall vacancy rate for office property remained largely unchanged from 1993, at approximately 10%, average rental rates increased by approximately 3% during the year including the suburban submarket where the property is located. Vacancy rates in the suburban office market remained at approximately 7%, unchanged from 1993.


QUORUM II OFFICE BUILDING  Dallas, Texas
Quorum II Office Building contains 84,094 square feet of commercial office space and is located within the Quorum/North Tollway sector of northwestern Dallas. This area is within close proximity to Loop 635, Dallas Parkway, the Dallas North Tollway and Inwood Road, providing easy access to downtown Dallas.

Leasing Update - As previously reported, during the first quarter of 1994, a tenant which leased 30,158 square feet downsized to 9,761 square feet. The General Partners executed three new leases representing 14,955 square feet and two lease renewals representing 17,439 square feet. As a result, the property was 90% leased at December 31, 1994 compared to 99% leased at December 31, 1993. Five leases totaling 26,401 square feet or approximately 31% of the property's leasable space are scheduled to expire in 1995. These tenants have been contacted by the General Partners to discuss the renewal of their leases, however, it is uncertain whether they will renew. No tenant accounted for 10% or more of the Partnership's consolidated rental income.

Dallas Market Update - The Dallas office market improved in 1994 as the area led the country in job growth and benefitted from a lack of new office construction. As a result, the overall vacancy rate in Dallas declined slightly to 18.0% as of mid-year 1994, from 18.5% at year-end 1993. The primary beneficiaries of Dallas' improving conditions were those submarkets which contain a greater concentration of high-quality office properties such as the LBJ Freeway submarket where the property is located. The vacancy rate for office space within this submarket declined to approximately 16% at mid-year 1994, from 21% a year earlier. With the increase in demand for office space, the use of rental concessions to attract prospective tenants has diminished. Despite this improvement, the area has not yet experienced any meaningful increase in rental rates and property values remain depressed.


                              FINANCIAL HIGHLIGHTS
For the years ended December 31,
(dollars in thousands, except for per Unit data)

                             1994       1993       1992        1991        1990

Total income              $ 4,691    $ 4,211    $ 4,034     $ 3,981     $ 3,750
Net loss                     (332)      (910)      (712)       (766)       (683)
Total assets               32,837     33,454     35,220      37,448      40,490
Net cash from operations    1,859      1,536      1,592       1,221       1,265
Net loss per
 Limited Partnership Unit   (3.00)     (8.24)     (6.45)      (6.94)      (6.18)
Cash distributions per
 Limited Partnership Unit(1) 5.50       4.00      14.00       14.00     14.00(2)

(1) Cash distributions are paid approximately 45 days following the quarter for which they are declared.
(2) Includes $3.00 special distribution resulting from improved property operations in 1990.

The above selected financial data should be read in conjunction with the financial statements and related notes included in this report.

* Total income increased 11% in 1994 primarily as a result of higher occupancy at three of the Partnership's properties.

* Net loss was lower in 1994 as a result of increased rental income and lower depreciation and amortization expense. Operating expenses during 1994 were largely unchanged from a year earlier. Depreciation and amortization expense declined as a result of a lower depreciable asset base in 1994, compared with 1993.

Consolidated Balance Sheets
December 31, 1994 and 1993

Assets                                             1994           1993

Real estate investments, at cost:
        Land                                   $  6,422,301      $ 6,422,301
        Buildings and improvements               39,764,931       39,111,601

                                                 46,187,232       45,533,902
        Less accumulated depreciation           (16,113,296)     (13,941,302)

                                                 30,073,936       31,592,600

Cash and cash equivalents                         1,637,501          734,361
Restricted cash                                     216,079          212,154

                                                  1,853,580          946,515

Accounts and rent receivable, net of allowance for
   doubtful accounts of $14,557 in 1994              28,326          141,297
Deferred rent receivable                            235,246           98,373
Notes receivable, net of allowance for
   doubtful accounts of $14,427 in 1993                  -            51,403
Prepaid expenses and other assets, net of
   accumulated amortization of $718,547 in
   1994 and $503,130 in 1993                        645,993          624,200

                Total Assets                   $ 32,837,081      $33,454,388


Liabilities and Partners' Capital

Liabilities:
        Accounts payable and accrued expenses  $   426,642       $   381,463
        Due to affiliates                           50,702            32,256
        Distributions payable                      281,902           112,761
        Security deposits                          204,465           187,230

                Total Liabilities                  963,711           713,710

Minority Interest                                  171,315            86,904

Partners' Capital (Deficit):
        General Partners                          (321,732)         (299,811)
        Limited Partners                        32,023,787        32,953,585

                Total Partners' Capital         31,702,055        32,653,774

       Total Liabilities and Partners' Capital $32,837,081       $33,454,388



Consolidated Statements of Partners' Capital (Deficit)
For the years ended December 31, 1994, 1993 and 1992

                                      General          Limited         Total
                                     Partners'        Partners'       Partners'

Balance at December 31, 1991       $(222,695)       $36,528,473     $36,305,778
Net loss                              (7,122)          (705,114)       (712,236)
Distributions                        (47,360)        (1,531,292)     (1,578,652)

Balance at December 31, 1992        (277,177)        34,292,067      34,014,890
Net loss                              (9,101)          (900,970)       (910,071)
Distributions                        (13,533)          (437,512)       (451,045)

Balance at December 31, 1993        (299,811)        32,953,585      32,653,774
Net loss                              (3,315)          (328,219)       (331,534)
Distributions                        (18,606)          (601,579)       (620,185)

Balance at December 31, 1994       $(321,732)       $32,023,787     $31,702,055




Consolidated Statements of Operations
For the years ended December 31, 1994, 1993 and 1992

Income                                          1994         1993          1992

Rent                                      $4,641,823   $4,181,367    $3,986,736
Interest                                      49,446       29,571        47,044

        Total Income                       4,691,269    4,210,938     4,033,780

Expenses

Property operating                         2,231,683    2,114,664     2,103,000
Depreciation and amortization              2,388,925    2,680,516     2,357,140
General and administrative                   240,074      224,498       263,400
Bad debt                                      77,710       14,427        22,476

        Total Expenses                     4,938,392    5,034,105     4,746,016

Net loss before minority interest           (247,123)    (823,167)     (712,236)

Minority interest                            (84,411)     (86,904)          -

                Net Loss                  $ (331,534)  $ (910,071)   $ (712,236)

Net Loss Allocated:

To the General Partners                   $   (3,315)  $   (9,101)   $   (7,122)
To the Limited Partners                     (328,219)    (900,970)     (705,114)

                                          $ (331,534)  $ (910,071)   $ (712,236)

Per limited partnership unit
    (109,378 outstanding)                   $  (3.00)     $ (8.24)      $ (6.45)


Consolidated Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992

Cash Flows from Operating Activities:             1994         1993        1992

Net loss                                    $ (331,534)  $ (910,071) $ (712,236)
Adjustments to reconcile net loss to net cash
provided by operating activities:
        Minority Interest                       84,411       86,904        -
        Depreciation and amortization        2,388,925    2,680,516   2,357,140
        Increase (decrease) in cash arising
        from changes in operating assets
        and liabilities:
           Restricted cash                      (3,925)     (6,039)     (30,411)
           Accounts and rent receivable, net    112,971      9,248       63,500
                Deferred rent receivable       (136,873)    34,755      127,876
                Notes receivable                 51,403     58,519       49,488
                Prepaid expenses               (237,210)  (207,489)    (326,964)
                Accounts payable and
                  accrued expenses             (105,068)  (218,713)      42,705
                Due to affiliates                18,446      4,234       (4,633)
                Security deposits                17,235      4,630       25,442

Net cash provided by operating activities     1,858,781  1,536,494    1,591,907

Cash Flows from Investing Activities:

        Additions to real estate assets       (504,597)  (646,560)    (956,285)

Net cash used for investing activities        (504,597)  (646,560)    (956,285)

Cash Flows from Financing Activities:

        Cash distributions                    (451,044)  (732,947)  (1,578,652)

Net cash used for financing activities        (451,044)  (732,947)  (1,578,652)

Net increase/(decrease) in cash and
         cash equivalents                      903,140    156,987     (943,030)
Cash and cash equivalents at beginning of year 734,361    577,374    1,520,404

Cash and cash equivalents at end of year    $1,637,501  $ 734,361   $  577,374


Supplemental Schedule of Non-Cash Investing Activity:

Additions to real estate assets capitalized
but unpaid at end of period                  $ 150,247  $     -     $    -

Notes to the Consolidated Financial Statements
December 31, 1994, 1993 and 1992

1. Organization
Hutton/GSH Commercial Properties 3 (the "Partnership") was organized as a limited partnership under the laws of the State of Virginia pursuant to a Certificate and Agreement of Limited Partnership dated and filed April 19, 1984 (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and operating certain types of commercial real estate. The General Partners of the Partnership are Real Estate Services VII, Inc. ("Real Estate Services"), formerly Hutton Real Estate Services VII, Inc. , which is an affiliate of Lehman Brothers Inc. ("Lehman Brothers") and HS Advisors III, Ltd. ("HS Advisors"), which is an affiliate of Goodman Segar Hogan, Inc. The Partnership will continue until December 31, 2010, unless terminated sooner in accordance with the terms of the Partnership Agreement.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. ("Lehman Brothers").
The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, effective October 22, 1993, the Hutton Real Estate Services VII, Inc. General Partner changed its name to delete any reference to Hutton.

2. Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of the Partnership and its ventures, Metro Park Associates Joint Venture ("Metro Park"), Three Financial Centre Joint Venture ("Three Financial Centre"), and 14850 Quorum Associates, Ltd. ("Quorum"). Intercompany accounts and transactions between the Partnership and the ventures are eliminated in consolidation.

Real Estate Investments - Real estate investments, which consist of commercial buildings (the "Properties"), are recorded at cost, which includes the initial purchase price of the property plus closing costs, acquisition and legal fees and other miscellaneous acquisition costs.

Depreciation is computed using the straight-line method based upon the estimated useful lives of 3 to 25 years except for tenant improvements which are depreciated over the terms of the respective leases.

Leases are accounted for as operating leases. Leasing commissions generally are amortized over the terms of the respective leases.

Deferred rent receivable - Deferred rent receivable consists of rental income which is recognized on a straight-line basis over the terms of the respective leases even though rent is not received until later periods as a result of rental escalations.

Cash Equivalents - Cash equivalents consist of short-term highly liquid investments which have maturities of three months or less from the date of purchase.

Restricted Cash - Restricted cash consists of amounts held for security deposits.

Income Taxes - No provision for income taxes has been made in the financial statements of the Partnership since such taxes are the responsibility of the individual partners rather than of the Partnership.

Reclassification - Certain balances in the 1993 financial statements have been reclassified to conform to the 1994 presentation.

3. Partnership Agreement
The Partnership agreement provides that net cash from operations, as defined, for each fiscal year will be distributed on a quarterly basis as follows: 97% to the Limited Partners and 3% to the General Partners until each Limited Partner has received a 9% annual noncumulative return on his adjusted capital investment, as defined. The net cash from operations will then be distributed to the General Partners until the General Partners have received 10% of the aggregate net cash from operations distributed to all partners. The balance of net cash from operations, if any, will then be distributed 90% to the Limited Partners and 10% to the General Partners.

Net proceeds from sales or refinancings shall be distributed as follows: 99% to the Limited Partners and 1% to the General Partners until each Limited Partner has received an amount equal to his adjusted capital investment, as defined, and a 10% cumulative annual return thereon, reduced by any net cash from operations actually distributed to such Limited Partner. The balance of net proceeds, if any, will then be distributed 85% to the Limited Partners and 15% to the General Partners.

Losses and all depreciation for any fiscal year shall be allocated 99% to the Limited Partners and 1% to the General Partners. Income for each fiscal year and all gain from sales will be allocated in substantially the same manner as net cash from operations.

If income exceeds the amount of net cash from operations distributable to the Partners for any fiscal year, the excess will be allocated (1) 100% to the General Partners in an amount equal to the excess, if any, of General Partners' deficit in their capital accounts, over an amount equal to 1% of the total capital contributions to the Partnership as reduced by the amount of the General Partners' capital contributions and (2) 99% to the Limited Partners and 1% to the General Partners.

Upon the dissolution of the Partnership, the General Partners shall contribute to the capital of the Partnership, an amount not to exceed 1% of the total capital contributions made by all the Partners, less any prior capital contributions made by the General Partners. In no event shall the General Partners be obligated to contribute an amount in excess of any negative balance in their respective capital accounts.

If as a result of the dissolution of the Partnership, the sum of the Limited Partners' capital contribution plus an amount equal to a 6% cumulative annual return on each Limited Partner's adjusted capital value less any distributions made to each Limited Partner from net cash flow from operations, exceeds total distributions to the Limited Partners of net proceeds from a sale or refinancing, the General Partners will contribute to the Partnership for distribution to the Limited Partners an amount equal to the lesser of such excess or the aggregate distribution of net proceeds from a sale or refinancing distributed to the General Partners.

4. Real Estate Investments
Since inception, the Partnership has acquired, directly or indirectly, the following three commercial office buildings and an office and light industrial complex. The purchase price amounts exclude acquisition fees and other closing costs.

                      Net
                 Leasable
                   Square                        Date     Type of      Purchase
Property Name        Feet    Location        Acquired   Ownership         Price

Metro Park                  Fort Myers,                     Joint
Executive Center   60,597     Florida         1/17/85     Venture    $ 5,136,504

Three Financial            Little Rock,                     Joint
Centre            123,123     Arkansas        1/22/85     Venture    $10,452,005

Fort Lauderdale          Fort Lauderdale,                     Fee
Commerce Center   186,936      Florida        4/18/85      Simple    $12,843,569

Quorum II                     Dallas,
Office Building    84,094      Texas          6/12/85         (A)    $12,995,384

(A) The Partnership is the General Partner in a Limited Partnership.

The Joint Venture and Limited Partnership agreements substantially provide that:

        i. Net cash from operations will be distributed 100% to the Partnership until it has received an annual, noncumulative return on its adjusted capital balance, as defined, of 10.5% for Three Financial Centre, 12% for Metro Park, and 10% for Quorum. With regard to Three Financial Centre, net cash from operations will then be distributed 100% to the co-venturer until it has received an annual amount of $115,000. Thereafter, any remaining net cash from operations will be distributed 80% to the Partnership and 20% to the respective co-venturers.

        ii. Net proceeds from a sale or other refinancing of the properties will be distributed 100% to the Partnership until it has received 115% of its capital contribution and a cumulative return of 10.5% for Three Financial Centre, 12% for Metro Park, and 10% for Quorum on its adjusted capital investment, as defined. With regard to Three Financial Centre, net proceeds will then be distributed 100% to the co-venturer until it has received $1,100,000. Thereafter, any remaining net proceeds will be distributed ranging from 75% to 80% to the Partnership and the balance to the respective co-venturers.

        iii. Income will be allocated in substantially the same manner as net cash from operations. For Three Financial Centre and Metro Park, net income in excess of net cash from operations distributed in such year shall be allocated 80% to the Partnership and 20% to the co-venturers. Losses and all depreciation will generally be allocated 100% to the Partnership.

5. Reconciliation of Net Loss to Tax Loss
The tax loss reported to the partners for the years ended December 31, 1994 and 1992, exceeded the net loss reported in the financial statements by $215,496 and $74,715, respectively. The net loss reported in the financial statements for the year ended December 31, 1993, exceeded the tax loss reported to the partners by $153,541. These variances are due to differences in the tax basis versus the financial statement basis of the buildings and improvements and different methods of recording depreciation expense. The Partnership uses accelerated methods for depreciating real estate for tax purposes and the straight-line method for financial statement purposes. In addition, rental income is recognized when received or receivable for tax purposes and on a straight-line basis for financial statement purposes.

6. Transactions with General Partners and Affiliates
The following is a summary of the amounts earned by the General Partners and their affiliates during the years ended December 31, 1994, 1993 and 1992:

                              Unpaid at
                             December 31,                 Earned
                                 1994         1994         1993          1992

Real Estate Services and
   affiliates                 $ 43,135     $ 96,376      $ 61,112     $ 59,084

HS Advisors and affiliates       7,567       37,566        31,871       36,345

Administrative salaries
   and expenses               $ 50,702     $133,942      $ 92,983     $ 95,429


The above amounts have been included in general and administrative expenses.

7. Rental Income Under Operating Leases
Future minimum rental income to be received on noncancellable operating leases as of December 31, 1994 is as follows:

        1995   $ 3,376,884
        1996     2,681,365
        1997     1,668,440
        1998       871,145
        1999       290,537
        Thereafter 570,867

               $ 9,459,238

Generally, leases are for terms of 2 to 10 years and contain renewal options. The leases allow for increases in certain property operating costs to be passed on to the tenants.

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Hutton/GSH Commercial Properties 3
     and Consolidated Ventures

We have audited the accompanying consolidated balance sheets of Hutton/GSH Commercial Properties 3 and Consolidated Ventures as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respect, the consolidated financial position of Hutton/GSH Commercial Properties 3 and Consolidated Ventures at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP

Boston, Massachusetts
February 6, 1995

Comparison of Acquisition Costs to Appraised Value and Determination of Net Asset Value Per $484 Unit at December 31, 1994 (Unaudited)

                                                       Acquisition     Appraised
Property                     Date of Acquisition       Cost (1)      Value (2)

Metro Park Executive Center        01-17-85           $ 5,543,159   $ 3,500,000
Three Financial Centre             01-22-85            11,378,512    10,850,000
Fort Lauderdale Commerce Center    04-18-85            14,125,050     9,475,000
Quorum Building II                 06-12-85            13,939,093     5,500,000

                                                      $44,985,814   $29,325,000

Cash and cash equivalents                                             1,637,501
Accounts receivable and Prepaid expenses                                 28,326

                                                                     30,990,827
Less:
        Accounts payable and accrued expenses                          (426,642)
        Due to affiliates                                               (50,702)
        Distribution payable                                           (281,902)
        Minority Interest                                              (171,315)

Partnership Net Asset Value (3)                                     $30,060,266

Net Asset Value Allocated:
        Limited Partners                                            $29,759,663
        General Partners                                                300,603

                                                                    $30,060,266

Net Asset Value Per Unit (109,378 units outstanding)                  $272.08


(1) The acquisition cost of each property is comprised of fundings made through December 31, 1994, the acquisition fee paid to the General Partners and an amount estimated to fund the completion of tenant improvements.

(2) This represents the Partnership's share of the December 31, 1994 Appraised Values which were determined by an independent property appraisal firm. The Partnership's share of the December 31, 1994 Appraised Values takes into account the allocation provisions of the Joint Venture and Limited Partnership Agreements governing the distribution of sales proceeds for each of the above properties.

(3) The Net Asset Value assumes a hypothetical sale at December 31, 1994 of all Partnership properties at their appraised values and the distribution of the proceeds of such sales, together with the Partnership's cash and the proceeds from temporary investments, to the Partners. Real estate brokerage commissions payable to the General Partners or others are not determinable at this time and have not been included in the determination. Since the Partnership would incur real estate brokerage commissions and other selling expenses in connection with the sale of its properties and other assets, cash available for distribution to the Partners would be less than the appraised Net Asset Value.

Limited Partners should note that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. Further, the appraised value does not reflect the actual costs which would be incurred in selling the property. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's properties and the price at which Units of the Partnership could be sold is likely to be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuation of Units should consider all relevant factors, including, but not limited to Net Asset Value per Unit, in determining the fair market value of the investment in the Partnership for such purposes.


                                   ----------
                                   Exhibit 23
                                   ----------


                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Hutton/GSH Commercial Properties 3 of our report dated February 6, 1995, included in the 1994 Annual Report to Shareholders of Hutton/GSH Commercial Properties 3 and Consolidated Ventures.

Our audit also included the financial statement schedule of Hutton/GSH Commercial Properties 3 and Consolidated Ventures listed in Item 14(a). This schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP

Boston, Massachusetts
February 6, 1995