Form 10-Q
period 1995-03-31
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1995-05-15
CIK 725767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - - - - ---  EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995
                                  --------------


     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - - - - ---  EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number:   0-13341
                          -------

                       HUTTON/GSH COMMERCIAL PROPERTIES 3
                       ----------------------------------
             (Exact name of registrant as specified in its charter)




           Virginia                                          11-2680561
  ---------------------------                              --------------
(State or other jurisdiction of                           (I.R.S. Employer
 Incorporation or organization)                          identification No.)

3 World Financial Center, New York, NY                          10285
- - - - - - ---------------------------------------                       ---------
(Address of principal executive offices)                     (Zip code)

                                 (212) 526-3237
                            ------------------------
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No



                          ---------------------------
                          Consolidated Balance Sheets
                          ---------------------------

                                                  March 31,       December 31,
Assets                                                1995               1994
- - - - - - --------------                                  ----------         ----------
Real estate investments, at cost:
  Land                                         $ 6,422,301        $ 6,422,301
  Buildings and improvements                    39,471,319         39,764,931
                                                ----------         ----------
                                                45,893,620         46,187,232
Less accumulated depreciation                  (16,204,704)       (16,113,296)
                                                ----------         ----------
                                                29,688,916         30,073,936

Cash and cash equivalents                        1,686,011          1,637,501
Restricted cash                                    220,163            216,079
                                                ----------         ----------
                                                 1,906,174          1,853,580
Accounts and rent receivable, net of
  allowance for doubtful accounts of
  $13,332 in 1995 and $14,557 in 1994               28,503             28,326
Deferred rent receivable                           231,573            235,246
Prepaid expenses and other assets, net
  of accumulated amortization of $742,107
  in 1995 and $718,547 in 1994                     599,467            645,993
                                                ----------         ----------
  Total Assets                                 $32,454,633        $32,837,081
                                                ==========         ==========

Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses        $   292,380        $   426,642
  Due to affiliates                                 25,414             50,702
  Distributions payable                            281,902            281,902
  Security Deposits                                199,276            204,465
                                                ----------         ----------
  Total Liabilities                                798,972            963,711
                                                ----------         ----------
Minority Interest                                  171,315            171,315
                                                ----------         ----------
Partners' Capital (Deficit):
  General Partners                                (329,547)          (321,732)
  Limited Partners                              31,813,893         32,023,787
                                                ----------         ----------
  Total Partners' Capital                       31,484,346         31,702,055
                                                ----------         ----------
  Total Liabilities and Partners' Capital      $32,454,633        $32,837,081
                                                ==========         ==========


             -----------------------------------------------------
             Consolidated Statement of Partners' Capital (Deficit)
                   For the three months ended March 31, 1995
             -----------------------------------------------------

                                       General         Limited
                                      Partners        Partners          Total
                                      --------      ----------     ----------
Balance at December 31, 1994         $(321,732)    $32,023,787    $31,702,055
Net income                                 642          63,551         64,193
Distributions                           (8,457)       (273,445)      (281,902)
                                      --------      ----------     ----------
Balance at March 31, 1995            $(329,547)    $31,813,893    $31,484,346
                                      ========      ==========     ==========
See accompanying notes to the consolidated financial statements.


                     -------------------------------------
                     Consolidated Statements of Operations
               For the three months ended March 31, 1995 and 1994
                     -------------------------------------

Income                                                 1995              1994
- - - - - - -----------------                                 ---------         ---------
Rent                                             $1,273,051        $1,043,242
Interest                                             22,245             5,907
                                                  ---------         ---------
  Total Income                                    1,295,296         1,049,149
                                                  ---------         ---------
Expenses
- - - - - - -----------------
Property operating                                  567,504           570,846
Depreciation and amortization                       603,687           621,662
General and administrative                           59,912            54,372
                                                  ---------         ---------
  Total Expenses                                  1,231,103         1,246,880
                                                  ---------         ---------
  Net Income (Loss)                              $   64,193        $ (197,731)
                                                  =========         =========
Net Income (Loss) Allocated:

To the General Partners                          $      642        $   (1,977)
To the Limited Partners                              63,551          (195,754)
                                                  ---------         ---------
                                                 $   64,193        $ (197,731)
                                                  =========         =========
Per limited partnership unit
  (109,378 outstanding)                              $ 0.58           $ (1.79)
                                                  =========         =========
See accompanying notes to the consolidated financial statements.


                     -------------------------------------
                     Consolidated Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994
                     -------------------------------------

Cash Flows from Operating Activities:                  1995              1994
                                                  ---------         ---------
Net income (loss)                                $   64,193        $ (197,731)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                     603,687           621,662
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash                                  (4,084)              962
    Accounts and rent receivable                       (177)           32,846
    Deferred rent receivable                          3,673             8,293
    Notes receivable                                     --            51,403
    Prepaid expenses                                (11,456)          (37,124)
    Accounts payable and accrued expenses          (134,262)           86,769
    Due to affiliates                               (25,288)          (12,117)
    Security deposits payable                        (5,189)               --
                                                  ---------         ---------
Net cash provided by operating activities           491,097           554,963
                                                  ---------         ---------
Cash Flows from Investing Activities:

  Additions to real estate assets                  (160,685)         (393,052)
                                                  ---------         ---------
Net cash used for investing activities             (160,685)         (393,052)
                                                  ---------         ---------
Cash Flows from Financing Activities:

  Cash distributions                               (281,902)         (112,761)
                                                  ---------         ---------
Net cash used for financing activities             (281,902)         (112,761)
                                                  ---------         ---------
Net increase in cash and cash equivalents            48,510            49,150
Cash and cash equivalents at beginning of period  1,637,501           734,361
                                                  ---------         ---------
Cash and cash equivalents at end of period       $1,686,011        $  783,511
                                                  =========         =========

Supplemental Schedule of Non-Cash Investing Activity:

  Write-off of fully depreciated assets          $  454,297        $       --
                                                  =========         =========
See accompanying notes to the consolidated financial statements.


                 ----------------------------------------------
                 Notes to the Consolidated Financial Statements
                 ----------------------------------------------

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist that require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



             -----------------------------------------------------
             Part I, Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations
             -----------------------------------------------------

Liquidity and Capital Resources
- - - - - - -------------------------------
The Partnership had cash and cash equivalents totaling $1,686,011 at March 31, 1995 compared with $1,637,501 at December 31, 1994. The increase of $48,510 is due to net cash provided by operating activities in excess of additions to real estate assets totaling $160,685 and the payment of cash distributions to partners totaling $281,902. The Partnership had a restricted cash balance of $220,163 at March 31, 1995, compared with $216,079 at December 31, 1994. The restricted cash balance is comprised of tenant security deposits. Unexpended funds and working capital reserves are invested in unaffiliated money market funds and interest on such invested balances accrues to the benefit of the Partnership.

Prepaid expenses decreased to $599,467 at March 31, 1995 from $645,993 at December 31, 1994 mainly due to the amortization of leasing commissions in the amount of $56,374. Accounts payable and accrued expenses decreased to $292,380 at March 31, 1995 from $426,642 at December 31, 1994. The decrease is primarily due to the payment of tenant improvement invoices which were unpaid at December 31, 1994.

Leases scheduled to expire during the next 12 months at the Partnership's properties are as follows: five leases representing 24,922 square feet at Quorum II Office Building; six leases representing 17,857 square feet at Metro Park Executive Center; five leases representing 17,515 square feet at Fort Lauderdale Commerce Center; and seven leases representing 37,849 square feet at Three Financial Centre. At Three Financial Centre, the General Partners executed a three-year lease renewal with a tenant which originally leased 10,306 square feet. The tenant now leases 9,190 square feet.

One tenant representing 4,095 square feet at Fort Lauderdale Commerce Center and one tenant representing 18,854 square feet at Three Financial Centre have notified the General Partners that they will not renew their leases. However, the General Partners are presently engaged in discussions with an existing tenant at Three Financial Centre to expand into the entire 18,854 square feet that will be vacated.

The General Partners have approached several tenants regarding renewals and will approach the balance when appropriate. However, there can be no assurances that renewals will be executed.

The Partnership declared a cash distribution to the Limited Partners of $2.50 per Unit for the quarter ended March 31, 1995, which will be paid on or about May 15, 1995. The timing and amount of future cash distributions will be determined quarterly by the General Partners, and will depend on the adequacy of cash flow and the Partnership's cash reserve requirements.

Results of Operations
- - - - - - ---------------------
For the three months ended March 31, 1995, the Partnership's operations resulted in net income of $64,193, compared to a net loss of $197,731 for the corresponding period in 1994. The difference is primarily attributable to an increase in rental income.

Rental income totaled $1,273,051 for the three months ended March 31, 1995 compared to $1,043,242 for the three months ended March 31, 1994. The increase is due to higher occupancy at Fort Lauderdale Commerce Center, Three Financial Centre and Metro Park Executive Center.

Property operating expenses totaled $567,504 for the three months ended March 31, 1995 largely unchanged from $570,846 for the three months ended March 31, 1994. Depreciation and amortization decreased to $603,687 for the three months ended March 31, 1995, from $621,662 for the three months ended March 31, 1994. The decline is primarily attributable to a lower depreciable asset base in 1995.

As of March 31, 1995, lease levels at each of the properties were as follows:
Metro Park Executive Center - 87%; Fort Lauderdale Commerce Center - 84%; Three Financial Centre - 92%; Quorum II Office Building - 91%.



PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995


                                   ----------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					HUTTON/GSH COMMERCIAL PROPERTIES 3

			           BY: 	REAL ESTATE SERVICES VII, INC.
			                  	General Partner



Date:     May 12, 1995		      	BY:	/s/Rocco Andriola
					Name:	Rocco Andriola
					Title:	Director, President and Chief
						Financial Officer