Form 10-Q
period 1995-06-30
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1995-08-14
CIK 725767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1995



	OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-13341


                         COMMERCIAL PROPERTIES 3, L.P.
                 (formerly Hutton/GSH Commercial Properties 3)

             (Exact name of registrant as specified in its charter)




        Virginia                                           11-2680561

(State or other jurisdiction of                          (I.R.S. Employer
 Incorporation or organization)                         identification No.)

3 World Financial Center, New York, NY
ATTN:  Andre Anderson                                         10285

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


                          Consolidated Balance Sheets


                                                        June 30,    December 31,
Assets                                                     1995            1994

Real estate investments, at cost:                    ----------      ----------
        Land                                        $ 6,422,301     $ 6,422,301
        Buildings and improvements                   39,569,517      39,764,931

                                                     45,991,818      46,187,232
        Less accumulated depreciation               (16,721,239)    (16,113,296)

                                                     29,270,579      30,073,936

Cash and cash equivalents                             2,071,174       1,637,501
Restricted cash                                         232,232         216,079
Accounts and rent receivable, net of allowance for
doubtful accounts of $5,486 in 1995 and $14,557 in 1994  26,411          28,326
Deferred rent receivable                                227,892         235,246
Prepaid expenses and other assets, net of accumulated
 amortization of $793,908 in 1995 and $718,547 in 1994  607,724         645,993
                                                     ----------      ----------
                Total Assets                        $32,436,012     $32,837,081
                                                     ==========      ==========

Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses             $   394,436     $   426,642
  Due to affiliates                                      42,600          50,702
  Distributions payable                                 290,359         281,902
  Security deposits                                     212,718         204,465

    Total Liabilities                                   940,113         963,711

Minority Interest                                       171,315         171,315

Partners' Capital (Deficit):
  General Partners                                     (336,783)       (321,732)
  Limited Partners                                   31,661,367      32,023,787
                                                     ----------      ----------
    Total Partners' Capital                          31,324,584      31,702,055
                                                     ----------      ----------
    Total Liabilities and Partners' Capital         $32,436,012     $32,837,081
                                                     ==========      ==========



             Consolidated Statement of Partners' Capital (Deficit)
                     For the six months ended June 30, 1995

                                     General             Limited
                                    Partners            Partners          Total
                                    --------          ----------     ----------
Balance at December 31, 1994       $(321,732)        $32,023,787    $31,702,055
Net income                             1,863             184,470        186,333
Distributions                        (16,914)           (546,890)      (563,804)
                                    --------          ----------     ----------
Balance at June 30, 1995           $(336,783)        $31,661,367    $31,324,584
                                    ========          ==========     ==========

                     Consolidated Statements of Operations

                                Three months ended           Six months ended
                                     June 30,                    June 30,
Income                           1995       1994             1995       1994
                             ---------     ---------     ---------    ---------
Rent                        $1,255,531    $1,090,821    $2,528,582   $2,134,063
Interest                        27,922         8,215        50,167       14,122

  Total Income               1,283,453     1,099,036     2,578,749    2,148,185

Expenses

Property operating             533,330       555,281     1,100,834    1,126,127
Depreciation and amortization  568,336       590,551     1,172,023    1,212,213
General and administrative      59,647        61,009       119,559      115,381
Bad debt                          -           63,153          -          63,153

  Total Expenses             1,161,313     1,269,994     2,392,416    2,516,874

    Net income (loss)       $  122,140    $ (170,958)   $  186,333   $ (368,689)
                             =========     =========     =========    =========
Net Income (Loss) Allocated:

To the General Partners     $    1,221    $   (1,710)   $    1,863   $   (3,687)
To the Limited Partners        120,919      (169,248)      184,470     (365,002)

                            $  122,140    $ (170,958)   $  186,333   $ (368,689)
                             =========     =========     =========    =========
Per limited partnership unit
        (109,378 outstanding)    $1.11        $(1.55)        $1.69       $(3.34)
                             =========     =========     =========    =========


Consolidated Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                    1995              1994

Net income (loss)                                   $  186,333       $ (368,689)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                      1,172,023        1,212,213
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash                                    (16,153)          (5,501)
    Accounts and rent receivable, net                    1,915          113,462
    Deferred rent receivable                             7,354           16,586
    Notes receivable                                         -           51,403
    Prepaid expenses                                   (71,514)         (55,977)
    Accounts payable and accrued expenses              118,041           61,104
    Due to affiliates                                   (8,102)           2,268
    Security deposits payable                            8,253                -

Net cash provided by operating activities            1,398,150        1,026,869

Cash Flows from Investing Activities:

  Additions to real estate                            (409,130)        (472,379)

Net cash used for investing activities                (409,130)        (472,379)

Cash Flows from Financing Activities:

  Cash distributions                                  (555,347)        (225,522)

Net cash used for financing activities                (555,347)        (225,522)

Net increase in cash and cash equivalents              433,673          328,968
Cash and cash equivalents at beginning of period     1,637,501          734,361

Cash and cash equivalents at end of period          $2,071,174       $1,063,329
                                                     =========        =========

Supplemental Schedule of Non-Cash Investing Activity:

During the quarter ended December 31, 1994, $150,247 of building and tenant improvements were capitalized and remained unpaid until 1995.

During the quarter ended March 31, 1995, $454,297 of fully depreciated assets were written off.



                 Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, cash flows for the six months ended June 30, 1995 and 1994 and the statement of partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, that require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents totaling $2,071,174 at June 30, 1995 compared with $1,637,501 at December 31, 1994. The increase of $433,673 is due to net cash provided by operating activities in excess of additions to real estate assets totaling $409,130 and the payment of cash distributions to partners totaling $555,347. The Partnership had a restricted cash balance of $232,232 at June 30, 1995, compared with $216,079 at December 31, 1994. The restricted cash balance is comprised of tenant security deposits. Unexpended funds and working capital reserves are invested in unaffiliated money market funds and interest on such invested balances accrues to the benefit of the Partnership.

At Metro Park Executive Center, the General Partners executed a new lease with an existing tenant for an additional 4,008 square feet. The tenant now leases 23,345 square feet or approximately 39% of the property's leasable area. Another tenant, whose lease representing 6,878 square feet was scheduled to expire in August 1995, extended its lease to July 1997 and downsized to 3,364 square feet. In July 1995, the General Partners executed a five-year lease renewal with a tenant whose lease expired on July 31, 1995. Two tenants leasing 5,659 square feet have notified the General Partners of their plans to vacate the premises upon expiration of their respective leases in August and September 1995.

At Three Financial Centre, a lease representing 18,854 square feet or approximately 15% of the property's leasable space expired on May 31, 1995.
The tenant extended its lease to July 31, 1995 at which time it vacated the premises. However, an existing tenant executed a lease expansion for the entire space pursuant to a lease scheduled to expire in September 2000. The tenant now leases 37,352 square feet or approximately 30% of the property's leasable area. A tenant whose lease representing 3,558 square feet expired on May 31, 1995 extended its lease to February 1996. Additionally, a tenant whose lease representing 6,217 square feet was scheduled to expire in October 1995, also extended its lease to February 1996.

Two leases at Quorum II Office Building expired during the 1995 second quarter. One tenant, leasing 2,071 square feet, executed a three-year lease renewal, however, the other tenant, leasing 1,047 square feet, vacated the premises. A tenant occupying 14,175 square feet pursuant to a lease scheduled to expire in December 1996 had notified the General Partners of its plans to prematurely vacate its space in July 1995. However, during the 1995 second quarter, the tenant informed the General Partners that it would remain at the property. Two leases totaling 13,691 square feet are scheduled to expire in November and December of 1995. The General Partners have contacted these tenants regarding the renewal of their leases, however, it is uncertain whether the tenants will renew.

At Fort Lauderdale Commerce Center, the General Partners executed a new lease for 4,000 square feet during the 1995 second quarter, replacing a tenant which relocated and expanded within the building in the 1995 first quarter. A new lease was also executed with an existing tenant for 1,860 square feet during the 1995 second quarter. The tenant now occupies 3,810 square feet. Additionally, a tenant which renewed and expanded its lease in the 1995 first quarter, took occupancy of its space in April 1995. As a result, the property was 88% leased as of June 30, 1995. Five leases representing 17,515 square feet or approximately 9% of the property's leasable area expired during the 1995 second quarter. Two of these tenants occupying 6,800 square feet executed lease renewals in June and July of 1995 and negotiations are underway with a third tenant, occupying 2,620 square feet, to renew its lease. One tenant occupying 4,095 square feet vacated the premises upon the expiration of its le ase on June 30, 1995. Another tenant continues to rent on a month-to-month basis, but has indicated that it will vacate the building in September 1995.
No other leases are scheduled to expire during the remainder of 1995.

The Partnership declared a cash distribution to the Limited Partners of $2.50 per Unit for the quarter ended June 30, 1995, which will be paid on or about August 17, 1995. The timing and amount of future cash distributions will be determined quarterly by the General Partners, and will depend on the adequacy of cash flow and the Partnership's cash reserve requirements. Given the leasing progress made at the Partnership's properties throughout the first half of 1995, the General Partners are evaluating the possibility of increasing the quarterly distribution rate commencing with the 1995 third quarter.

Results of Operations

For the three and six months ended June 30, 1995, the Partnership's operations resulted in net income of $122,140 and $186,333, respectively, compared to net losses of $170,958 and $368,689 for the corresponding periods in 1994. The change from net loss to net income is primarily attributable to an increase in rental income.

Rental income totaled $1,255,531 and $2,528,582 for the three and six months ended June 30, 1995 compared to $1,090,821 and $2,134,063 for the respective periods in 1994. The increase is due to higher average occupancy at Fort Lauderdale Commerce Center and Three Financial Centre. Interest income totaled $27,922 and $50,167 for the three and six months ended June 30, 1995 compared with $8,215 and $14,122 for the comparative periods in 1994. The increases are primarily attributable to higher cash balances and higher interest rates.

Property operating expenses totaled $533,330 and $1,100,834 for the three and six months ended June 30, 1995, largely unchanged from $555,281 and $1,126,127 for the respective periods in 1994. Depreciation and amortization decreased to $568,336 and $1,172,023 for the three and six months ended June 30, 1995, respectively, from $590,551 and $1,212,213 for the respective periods in 1994. The decline is primarily attributable to a lower depreciable asset base in 1995.

The Partnership recognized bad debt expense totaling $63,153 for the three and six months ended June 30, 1994 reflecting the write-off of delinquent rent owed by a former tenant at Metro Park Executive Center.

As of June 30, 1995, lease levels at each of the properties were as follows:
Metro Park Executive Center - 87%; Fort Lauderdale Commerce Center - 88%; Three Financial Centre - 92%; Quorum II Office Building - 95%.





PART II	OTHER INFORMATION


Items 1-4	Not applicable

Item 5 Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). The assets acquired by Smith Barney included the name "Hutton." Consequently, effective August 3, 1995, the name of the Partnership was changed to Commercial Properties 3, L.P. to delete any reference to "Hutton."

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					COMMERCIAL PROPERTIES 3, L.P.

			           BY: 	REAL ESTATE SERVICES VII, INC.
                                        General Partner



Date:     August 11, 1995                       BY:  /s/Rocco Andriola
					Name:	Rocco Andriola
                                        Title:  Director, President and Chief
                                                Financial Officer