Form 10-Q
period 1995-09-30
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1995-11-14
CIK 725767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995


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


3 World Financial Center, 29th Floor, New York, NY
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





Consolidated Balance Sheets


                                        September 30,           December 31,
Assets                                          1995                   1994

Real estate investments, at cost:
   Land                                $   6,422,301          $   6,422,301
   Buildings and improvements             39,634,249             39,764,931

                                          46,056,550             46,187,232
   Less accumulated depreciation         (17,215,695)           (16,113,296)

                                          28,840,855             30,073,936

Cash and cash equivalents                  2,360,891              1,637,501
Restricted cash                              230,108                216,079
Accounts and rent receivable,
   net of allowance for doubtful
   accounts of $5,486 in 1995 and
   $14,557 in 1994                            43,940                 28,326
Deferred rent receivable                     222,937                235,246
Prepaid expenses and other assets,
   net of accumulated amortization of
   $843,612 in 1995 and $718,547 in
   1994                                      679,893                645,993

      Total Assets                     $  32,378,624          $  32,837,081





Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued
   expenses                            $     540,663          $     426,642
   Due to affiliates                          42,600                 50,702
   Distributions payable                     374,931                281,902
   Security deposits                         210,850                204,465

      Total Liabilities                    1,169,044                963,711

Minority Interest                            171,315                171,315

Partners' Capital (Deficit):
   General Partners                         (346,975)              (321,732)
   Limited Partners                       31,385,240             32,023,787
    (109,378 units outstanding)

      Total Partners' Capital             31,038,265             31,702,055

      Total Liabilities and Partners'
      Capital                          $  32,378,624          $  32,837,081




Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                        General         Limited
                                        Partners        Partners         Total

Balance at December 31, 1994          $ (321,732)   $ 32,023,787  $ 31,702,055
Net income                                 2,665         263,822       266,487
Distributions                            (27,908)       (902,369)     (930,277)

Balance at September 30, 1995         $ (346,975)   $ 31,385,240$   31,038,265




Consolidated Statements of Operations

                               Three months ended           Nine months ended
                                  September 30,               September 30,
Income                         1995          1994          1995           1994

Rent                    $ 1,231,717   $ 1,298,179   $ 3,760,299    $ 3,432,242
Interest                     30,011        15,300        80,178         29,422

   Total Income           1,261,728     1,313,479     3,840,477      3,461,664

Expenses

Property operating          584,033       555,555     1,684,867      1,681,682
Depreciation and
amortization                544,160       578,831     1,716,183      1,791,044
General and
administrative               53,381        58,870       172,940        174,251
Bad debt                          -        14,820             -         77,973

   Total Expenses         1,181,574     1,208,076     3,573,990      3,724,950

     Net income (loss)  $    80,154   $   105,403   $   266,487    $  (263,286)

Net Income (Loss)
Allocated:

To the General Partners $       802   $     1,054   $     2,665    $    (2,633)
To the Limited Partners      79,352       104,349       263,822       (260,653)

                        $    80,154   $   105,403   $   266,487    $  (263,286)

Per limited partnership
unit (109,378
outstanding)            $       .73   $      0.96   $      2.41    $     (2.38)





Consolidated Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                   1995            1994

Net income (loss)                                $   266,487    $   (263,286)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization                   1,716,183       1,791,044
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
     Restricted cash                                 (14,029)         (1,200)
     Accounts and rent receivable, net               (15,614)        116,056
     Deferred rent receivable                         12,310         (88,723)
     Notes receivable                                      -          51,403
     Prepaid expenses                               (193,386)       (118,185)
     Accounts payable and accrued expenses           114,021         143,597
     Due to affiliates                                (8,102)        (10,437)
     Security deposits payable                         6,385          14,242

Net cash provided by operating activities          1,884,255       1,634,511

Cash Flows from Investing Activities:

   Additions to real estate                         (323,615)       (476,790)

Net cash used for investing activities              (323,615)       (476,790)

Cash Flows from Financing Activities:

   Cash distributions                               (837,250)       (338,283)

Net cash used for financing activities              (837,250)       (338,283)

Net increase in cash and cash equivalents            723,390         819,438
Cash and cash equivalents at beginning of period   1,637,501         734,361

Cash and cash equivalents at end of period       $ 2,360,891    $  1,553,799


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

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, cash flows for the nine months ended September 30, 1995 and 1994 and the statement of partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, that require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).





Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents totalling $2,360,891 at September 30, 1995 compared with $1,637,501 at December 31, 1994. The increase of $723,390 is due to net cash provided by operating activities in excess of additions to real estate assets and the payment of cash distributions to partners. The Partnership had a restricted cash balance of $230,108 at September 30, 1995, compared with $216,079 at December 31, 1994. The restricted cash balance is comprised of tenant security deposits. Unexpended funds and working capital reserves are invested in unaffiliated money market funds and interest on such invested balances accrues to the benefit of the Partnership.

Accounts payable and accrued expenses increased to $540,663 at September 30, 1995, from $426,642 at December 31, 1994, primarily reflecting nine months of accrued real estate taxes.

At Metro Park Executive Center, the General Partners executed a three-year lease with a new tenant for 1,367 square feet. However, two tenants representing 5,659 square feet vacated the premises upon expiration of their respective leases in August and September 1995. Reflecting this activity, the property was 85% leased at September 30, 1995, compared to 87% the previous quarter. Another tenant occupying 2,820 square feet whose original lease expired in late 1993 continues to rent on a month-to-month basis. No other leases are scheduled to expire until the second quarter of 1996.

At Three Financial Centre, a tenant expanded its space by 2,377 square feet during the quarter. The tenant now occupies 9,190 square feet, pursuant to a lease scheduled to expire in January 1998. As a result, the property was 94% leased as of September 30, 1995. The General Partners also executed two lease renewals totalling 2,864 square feet during the quarter. A tenant whose lease representing 649 square feet expired in September 1995, will occupy its space on a month-to-month basis. A tenant exercised its option to expand its space within the property and extend its lease until November 1999. In order to accommodate the expansion, the tenant will relocate within the building and will eventually occupy 12,240 square feet, compared with its original 4,747 square feet. The relocation is expected to be completed in February 1996. No leases are scheduled to expire through the remainder of 1995.

At Quorum II Office Building, the General Partners executed two new leases totalling 2,354 square feet during the 1995 third quarter. The tenants took occupancy of their spaces in October and November 1995. A tenant whose lease representing 3,930 square feet was scheduled to expire in November 1995, extended its lease for three years and reduced its space to 3,835 square feet. A lease totalling 9,761 square feet is scheduled to expire on December 31, 1995. The General Partners have contacted the tenant regarding the renewal of its lease, however, it is uncertain whether the tenant will renew.

At Fort Lauderdale Commerce Center, the General Partners executed a new lease totalling 5,200 square feet during the quarter ended September 30, 1995. The tenant took occupancy of the space in September 1995, replacing the previous tenant which had prematurely terminated its lease and vacated the premises during the quarter ended September 30, 1995. The General Partners also executed a three-year lease renewal representing 2,620 square feet. The tenant, whose lease had expired in February 1995, had been occupying its space on a month-to-month basis. A tenant which had been leasing 4,000 square feet on a month-to-month basis vacated the building in October 1995. Consequently, the property now has 15,000 square feet of contiguous vacant space, which the General Partners are aggressively marketing. While a number of prospective tenants have expressed interest in the space, no assurances can be made that the space will be leased.

A cash distribution in the amount of $3.25 per Unit will be paid to the Limited Partners on November 13, 1995, for the quarter ended September 30, 1995. The distribution level was increased from the previous level of $2.50 per Unit due to continued stable Partnership operations. The distribution will be funded from Partnership operations and was declared after a review of the Partnership's 1995 third quarter operations, anticipated future cash needs and current cash position. The timing and amount of future cash distributions will be reviewed quarterly by the General Partners.


Results of Operations

For the three and nine months ended September 30, 1995, the Partnership's operations resulted in net income of $80,154 and $266,487 respectively, compared to net income of $105,403 and net loss of $263,286 for the corresponding periods in 1994. The decrease for the three-month period is attributable to a decrease in rental revenue and an increase in property operating expenses, partially offset by an increase in interest income and a decrease in depreciation expense, while the change from net loss to net income for the nine-month period is primarily attributable to an increase in rental income and lower depreciation and amortization.

Rental income totalled $1,231,717 and $3,760,299 for the three and nine months ended September 30, 1995 compared to $1,298,179 and $3,432,242 for the respective periods in 1994. The increase for the nine-month period is due to higher average occupancy at Fort Lauderdale Commerce Center and Three Financial Centre. Interest income totalled $30,011 and $80,178 for the three and nine months ended September 30, 1995 compared with $15,300 and $29,422 for the comparative periods in 1994. The increases are primarily attributable to higher cash balances and higher interest rates.

Depreciation and amortization totalled $544,160 and $1,716,183 for the three and nine months ended September 30, 1995, respectively, compared to $578,831 and $1,791,044 for the respective periods in 1994. The decline is primarily attributable to a lower depreciable asset base in 1995.

The Partnership recognized bad debt expense of $14,820 and $77,973 for the three and nine months ended September 30, 1994 reflecting the complete write-off of delinquent rent owed by a former tenant at Metro Park Executive Center.

As of September 30, 1995, lease levels at each of the properties were as follows: Metro Park Executive Center - 85%; Fort Lauderdale Commerce Center - 88%; Three Financial Centre - 94%; Quorum II Office Building - 98%.







PART II	OTHER INFORMATION


Items 1-4	Not applicable

Item 5 Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). The assets acquired by Smith Barney included the name "Hutton". Consequently, effective August 3, 1995, the name of the Partnership was changed to Commercial Properties 3, L.P. to delete any reference to "Hutton".

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits

                        (27)  Financial Data Schedule

                (b)     Reports on Form 8-K - No reports on
                        Form 8-K were filed during the
                        quarter ended September 30, 1995





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					COMMERCIAL PROPERTIES 3, L.P.

			           BY: 	REAL ESTATE SERVICES VII, INC.
                                        General Partner



Date:     November 13, 1995	      	BY:	/s/Rocco Andriola
					Name:	Rocco Andriola
					Title:	Director, President and Chief
						Financial Officer