Form 10-K
period 1995-12-31
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1996-05-10
CIK 725767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number:  0-13341


                         COMMERCIAL PROPERTIES 3, L.P.
                 (formerly Hutton/GSH Commercial Properties 3)
              Exact name of registrant as specified in its charter


Virginia                                                 11-2680561
- -------------------------                          ----------------------
State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization

3 World Financial Center, 29th Floor
New York, NY   ATTN: Andre Anderson                       10285
- --------------------------------------                  --------
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

                                 Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Prospectus of Registrant dated December 13, 1983 (included in Amendment No. 1 to Registration Statement No. 2-85936, of Registrant filed December 13, 1983) are incorporated by reference to Part III.

Portions of Parts I, II and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.


                                     PART I

Item 1.  Business

(a)  General Development of Business

Commercial Properties 3, L.P. (the "Registrant" or the "Partnership") (formerly Hutton/GSH Commercial Properties 3), is a Virginia limited partnership formed on April 19, 1984, of which Real Estate Services VII, Inc. ("RES"), formerly Hutton Real Estate Services VII, Inc. (See Item 10. "Certain Matters Involving Affiliates"), and HS Advisors III, Ltd. ("HS Advisors"), are the general partners (the "General Partners"). Commencing December 13, 1983, the Registrant began offering through E.F. Hutton & Company Inc., a former affiliate of the Registrant, up to a maximum of 120,000 units of limited
partnership interest (the "Units") at $500 per Unit.   The Units were
registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 2-85936, which Registration Statement was declared effective on December 13, 1983.

The offering of Units was terminated on August 9, 1984. Upon termination of the offering, the Registrant had accepted subscriptions for 109,378 Units for an aggregate of $54,689,000. After deducting offering costs and initial working capital reserves, approximately $46,000,000 was available for investment in real estate. As of December 31, 1995, $44,995,452 of such proceeds had been invested in an office and light industrial complex, one limited partnership and two joint ventures, each of which owns a specific office building, and $1,093,780 of uncommitted funds were distributed to the Limited Partners as a return of capital on May 15, 1986. The Registrant also distributed $437,512 in 1986 and $218,756 in 1985 to the Limited Partners as a return of capital, which sums represented the excess of the initial working capital reserves set aside for present and future operating requirements. To the extent that funds committed for investment or held as a working capital reserve have not been expended (and have not otherwise been distributed to the Limited Partners as a return of capital), the Registrant has invested such funds in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal, in accordance with the Registrant's investment objectives and policies.

(b)	Financial Information About Industry Segment

The Registrant's sole business is the ownership and operation of the Properties. All of the Registrant's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)  Narrative Description of Business

Incorporated by reference to Note 1 "Organization" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

The Registrant's principal investment objectives with respect to the Properties (in no particular order of priority) are:

1)  Capital appreciation;

2)  Distributions of net cash from operations attributable to rental income;
    and

3)  Preservation and protection of capital.

Distributions of net cash from operations will be the Registrant's objective during its operational phase, while the preservation and appreciation of capital will be the Registrant's long-term objective. Future distributions will be made from rental operations with respect to the Registrant's investment in the Properties, as well as from interest on short-term investments and return of capital. The attainment of the Registrant's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's Properties are located, especially with regard to achievement of capital appreciation.

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

(d)  Competition

Incorporated by reference to the section entitled "Property Profiles & Leasing Update" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

(e)  Employees

The Registrant has no employees.


Item 2.  Properties

Description of Properties and material leases incorporated by reference to the section entitled "Property Profiles & Leasing Update" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14 and Note 5 "Rental Income Under Operating Leases" of the Notes to the Consolidated Financial Statements.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Unitholders during the fourth quarter of 1995.


                                    PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a)	Market Information

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b)	Holders

As of December 31, 1995, the number of holders of Units was 5,452.

(c)	Distributions

Cash distributions paid to the Limited Partners for the two years ended December 31, 1995 incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled "Financial Highlights" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------
The Partnership had cash and cash equivalents totaling $2,134,370 at December 31, 1995, compared with $1,637,501 at December 31, 1994. The increase is due to net cash provided by operating activities in excess of additions to real estate assets totaling $458,496 and the payment of cash distributions to partners totaling $1,212,179. The Partnership had a restricted cash balance of

$237,566 at December 31, 1995, compared with $216,079 at December 31, 1994. Tenant security deposits comprise the restricted cash balance. Unexpended funds and working capital reserves are invested in unaffiliated money market funds and interest on such invested balances accrues to the benefit of the Partnership. Accounts and rent receivable totaled $64,616 at December 31, 1995 compared to $28,326 at December 31, 1994. The increase is due primarily to the timing of the receipt of rental payments.

Real estate assets decreased by $5,532,585 in 1995 due primarily to the Partnership's write down of the Quorum property to its estimated fair market value, pursuant to the requirements of FAS 121. The determination of the estimated fair market value of the property was based upon the most recent appraisal of the property, which is conducted annually. The balance of the decrease is due to depreciation of $2,062,083 offset by additions to real estate of $458,496.

Accounts payable and accrued expenses decreased to $237,185 at December 31, 1995 from $426,642 at year-end 1994. The decrease is primarily due to tenant and building improvement invoices received but unpaid at December 31, 1994. Due to affiliates totaled $28,479 at December 31, 1995, compared to $50,702 at December 31, 1994. The decrease is due largely to the timing of payments. Distribution payable increased to $563,804 at December 31, 1995 from $281,902 at December 31, 1994 primarily reflecting an increase in the Partnership's quarterly cash distribution.

The Registrant declared cash distributions to Limited Partners of $13.25 per Unit for the year ended December 31, 1995. Included in this total is a cash distribution of $5.00 per Unit for the quarter ended December 31, 1995, which was paid on February 12, 1996. Due to improving Partnership operations, and following a review of the Partnership's anticipated future cash needs and current cash position, the General Partners increased the 1995 fourth quarter distribution from its previous level of $2.50 per Unit for the first and second quarters and $3.25 per Unit for the third quarter to $5 per Unit. In addition, on March 29, 1996 the Partnership paid a special cash distribution in the amount of $13.30 per Unit. The distribution was made from the Partnership's cash reserves. The timing and amount of future distributions will be determined quarterly and will depend on several factors, including the adequacy of rental income generated by current leases and Partnership cash flow.

On March 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.

Results of Operations

1995 vs 1994
- ------------
Partnership operations resulted in a net loss of $3,631,162 for the year ended December 31, 1995, compared to net loss of $331,534 for the corresponding period in 1994. The increase in net loss is primarily attributable to a $3,928,998 loss recognized on the write down of the Quorum II property. This write down was recorded on the 1995 Financial Statements only and had no impact on Limited Partners' tax basis capital accounts. See Note 2 "Significant Accounting Policies - Accounting for Impairment", Note 4 "Real Estate Investments" and Note 7 "Reconciliation of Financial Statement Net Loss to Federal Income Tax Basis Net Loss" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

Rental income totaled $5,047,528 for the year ended December 31, 1995 compared to $4,641,823 for the year ended December 31, 1994. The increase is due to higher occupancy and rent escalations at three of the Partnership's four properties. Interest income totaled $110,529 for the year ended December 31, 1995, compared to $49,446 for the year ended December 31, 1994. The increase is due primarily to a larger average cash balance in 1995.

Property operating expenses totaled $2,283,025 for the year ended December 31, 1995, compared to $2,231,683 for the year ended December 31, 1994. The increase is largely due to higher grounds maintenance expense at Fort Lauderdale Commerce Center. Depreciation and amortization decreased to $2,278,567 for the year ended December 31, 1995 from $2,388,925 for the year ended December 31, 1994, primarily due to a lower depreciable asset base in 1995. The Partnership incurred bad debt expense of $77,710 for the year ended December 31, 1994 reflecting the uncollectibility of delinquent rent. The Partnership incurred no bad debt expense in 1995.

For the year ended December 31, 1995, net income of $50,022 was allocated to the co-venturer of Three Financial Centre. This allocation resulted from the property's net income, prior to depreciation expense, being in excess of net cash distributed from operations.

As of December 31, 1995, lease levels at each of the properties were as follows: Metro Park Executive Center - 78%; Fort Lauderdale Commerce Center - 88%; Three Financial Centre - 94 %; Quorum II Office Building - 98%.

1994 vs 1993
- ------------
For the year ended December 31, 1994, the Partnership's operations resulted in a net loss of $331,534, compared to a net loss of $910,071 for the corresponding period in 1993. The decrease in net loss is primarily attributable to an increase in rental income and lower depreciation and amortization expense.

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


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.


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

Real Estate Services VII, Inc.
- ------------------------------
Real Estate Services VII, Inc. ("RES"), formerly known as Hutton Real Estate Services VII, Inc., is a Delaware corporation formed on August 2, 1982 and is an affiliate of Lehman Brothers Inc. ("Lehman"). See the section captioned "Certain Matters Involving Hutton Affiliates" below for a description of the Hutton Group's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated, which resulted in a change in the general partner's name. The names and ages of, as well as the positions held by, the directors and executive officers of RES are set forth below. There are no family relationships between any officer or director and any other officer or director.

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

        Name                    Office
        ------------            ------------
        Rocco F. Andriola       Director, President, Chief Financial Officer
	Kenneth L. Zakin	Director, Vice President
	William Caulfield	Vice President
        Michael Marron          Vice President
	Lawrence M. Ostow	Vice President
        Roy W. Pollitt          Vice President

Rocco F. Andriola, 37, is a Senior Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. degree from Fordham University, a J.D. degree from New York University School of Law, and an LL.M degree in Corporate Law from New York University's Graduate School of Law.

Kenneth L. Zakin, 48, is a Senior Vice President of Lehman Brothers Inc. and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member o f the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield, 36, is a Vice President of Lehman Brothers Inc. and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in Hutton's Partnership Administration Group. Before joining Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton, he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University - C.W. Post Campus.

Michael Marron, 32, is a Vice President of Lehman Brothers Inc. and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree in accounting from the State University of New York at Albany in 1985 and is a Certified Public Accountant.

Lawrence M. Ostow, 28, is a Vice President of Lehman Brothers Inc. and is responsible for the management of commercial real estate in the Diversified Asset Group. Mr. Ostow joined Lehman Brothers in September 1992. Prior to that, Mr. Ostow was a Senior Consultant with Arthur Andersen & Co. in the Real Estate Services Group, beginning in July 1990. Mr. Ostow is a candidate for an M.B.A. from the Stern School of Business in 1997 and earned a B.A. degree in Economics from the University of Michigan in 1990.

Roy W. Pollitt, 24, is an Associate of Lehman Brothers Inc. and is responsible for the management of various commercial real estate portfolios in the Diversified Asset Group. Mr. Pollitt joined Lehman Brothers in November 1995. Prior to that, Mr. Pollitt had attained Senior status with Arthur Anderson L.L.P. in the Real Estate Services Group, where he had been employed since May 1992. Mr. Pollitt is a candidate to become a Certified Public Accountant and earned a B.A. degree in Accounting from the Hagan School of Business at Iona College in May 1993.

HS Advisors III, Ltd.
- ---------------------
HS Advisors, a California limited partnership formed on August 11, 1982, the sole general partner of which is Hogan Stanton Investment, Inc. ("HS Inc."), a wholly-owned subsidiary of Goodman Segar Hogan, Inc. The names and ages of, as well as the positions held by, the directors and executive officers of HS Inc. are as set forth below. There are no family relationships between or among any officer and any other officer or director.

        Name                    Office
	Robert M. Stanton	Chairman
        Mark P. Mikuta          President
        John L. Cote            Vice President and Treasurer
        Julie R. Adie           Vice President and Secretary

Robert M. Stanton, 57, is the retired Chairman and Chief Executive Officer of Goodman Segar Hogan, Inc., a diversified commercial real estate company headquartered in Norfolk, Virginia. Mr. Stanton joined Goodman Segar Hogan in 1966 and retired from the company in 1993. He is currently President of Stanton Partners, Inc., a real estate investment and advisory firm. Mr. Stanton serves as a Trustee of the Urban Land Institute (ULI) and is a past Trustee and State Director of the International Council of Shopping Centers
(ICSC). He was chairman of the 1981 edition of The Dollars and Cents of Shopping Centers, published by ULI. Mr. Stanton co-authored The Valuation of Shopping Centers, published by the American Institute of Real Estate Appraisers. Currently, he serves on the advisory board of Norfolk Southern
Corporation and is Chairman of the Greater Norfolk Corporation. He holds the Certified Property Manager (CPM) designation conferred by the Institute of Real Estate Management. Mr. Stanton also serves as Chairman of American Storage Properties. A graduate of Old Dominion University with a B.A. Degree in Banking and Finance, he served as Rector of the Board of Visitors.

Mark P. Mikuta, 41, is President of Goodman Segar Hogan, Inc. and is Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources.
Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant
(CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

John L. Cote, 51, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). He heads that company's Asset Management Division, where he is responsible for the portfolio of the office, retail and industrial properties throughout the southeastern United States. Prior to joining GSHH, Mr. Cote was Vice President of Armada-Hoffler Holdings, Inc., a real estate developer and construction company located in Chesapeake, Virginia. He was employed by Armada-Hoffler from 1980 through 1993. He holds a B.S. Degree in Political Science from the University of Southern Mississippi.

Julie R. Adie, 41, is a Vice President of Goodman Segar Hogan, Inc. and Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. Degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

Certain Matters Involving Affiliates
- ------------------------------------
On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, Hutton Real Estate Services VII, Inc., a General Partner, changed its name to Real Estate Services VII Inc. Additionally, effective August 3, 1995, the Partnership changed its name to Commercial Properties 3, L.P., to delete any reference to "Hutton."

On August 1, 1993, GSH transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a one percent interest in GSHH. The stockholders of GSHH Inc. are GSH with a sixty-two percent stock interest and H.K. Associates, L.P., an affiliate of HK, with a thirty-eight percent stock interest. The remaining ninety-nine percentage interests in GSHH are limited partnership interests owned fifty percent by GSH and forty-nine percent by HK. The transaction did not affect the ownership of the general partners.


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors and officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of December 31, 1995.

(b)   Security Ownership of Management

No officer or director of the General Partners beneficially owned or owned of record directly or indirectly any Units of the Registrant as of December 31, 1995.

(c)  Changes In Control

None


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, for the year ended December 31, 1995, $36,312 of the Registrant's loss was allocated to the General Partners ($24,208 to RES and $12,104 to HS Advisors). For a description of the share of net cash from operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 45 through 48 of the Prospectus of Registrant dated December 13, 1983 (the "Prospectus"), contained in Amendment No. 1 to Registrant's Registration Statement No. 2-85936, under the section captioned "Distributions and Allocations," which section is incorporated herein by reference thereto.

The Registrant may enter into one or more property management agreements with GSH pursuant to which GSH will provide certain property management services with respect to certain Properties owned by the Registrant or its joint ventures. For such services GSH will be entitled to receive a management fee as described under the section captioned "Investment Objectives and Policies -- Management of Properties" in the Prospectus, which section is incorporated herein by reference thereto.

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain affiliates may be reimbursed by the Registrant for certain costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group (formerly "The Shareholder Services Group") ("FDISG") provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation ("SDC"). Both FDISG and SDC are unaffiliated companies. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 6 "Transactions With the General Partners and Affiliates" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:
                                                                        Page
                                                                        Number
(1) Financial Statements:

    Report of Independent Auditors                                      (1)

    Consolidated Balance Sheets - At December 31, 1995 and 1994         (1)

    Consolidated Statements of Partners' Capital (Deficit) -
     For the years ended December 31, 1995, 1994 and 1993               (1)

    Consolidated Statements of Operations -
     For the years ended December 31, 1995, 1994 and 1993               (1)

    Consolidated Statements of Cash Flows -
     For the years ended December 31, 1995, 1994 and 1993               (1)

    Notes to the Consolidated Financial Statements                      (1)

(2) Financial Statement Schedule:

    Schedule III - Real Estate and Accumulated Depreciation             F-1

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as exhibit 13.

    (b) Reports on Form 8-K filed in the fourth quarter of calendar year 1995:

        None.

    (c) See Exhibit Index contained herein.


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

(13) Annual report to the Unitholders for the year ended December 31, 1995.

(27) Financial Data Schedule

(28) Portions of Prospectus of Registrant dated December 13, 1983.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   April 1, 1996
                                COMMERCIAL PROPERTIES 3, L.P.

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

                                  REAL ESTATE SERVICES VII, INC.
                                  A General Partner



Date:   April 1, 1996
                                  BY:    /s/Rocco F. Andriola
                                         Rocco F. Andriola
                                         Director, President and
                                         Chief Financial Officer




Date:   April 1, 1996
                                  BY:    /s/William Caulfield
                                         William Caulfield
                                         Vice President



Date:   April 1, 1996
                                  BY:    /s/Kenneth L. Zakin
                                         Kenneth L. Zakin
                                         Vice President and Director



Date:   April 1, 1996
                                  BY:    /s/Michael T. Marron
                                         Michael T. Marron
                                         Vice President



Date:   April 1, 1996
                                  BY:    /s/Lawrence M. Ostow
                                         Lawrence M. Ostow
                                         Vice President



Date:   April 1, 1996
                                  BY:    /s/Roy W. Pollitt
                                         Roy W. Pollitt
                                         Vice President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                                    HS ADVISORS III, LTD.
                                    A General Partner





Date:   April 1, 1996
                                    BY:  /s/Robert M. Stanton
                                         Robert M. Stanton
                                         Chairman of the Board of Hogan
                                         Stanton Investment, Inc., as general
                                         partner of HS Advisors III, Ltd.





Date:   April 1, 1996
                                    BY:  /s/Mark P. Mikuta
                                         Mark P. Mikuta
                                         President of Hogan Stanton
                                         Investment, Inc., as general
                                         partner of HS Advisors III, Ltd.





Date:   April 1, 1996
                                    BY:  /s/John L. Cote
                                         John L. Cote
                                         Vice President and Treasurer of
                                         Hogan Stanton Investment, Inc.,
                                         as general partner of
                                         HS Advisors III, Ltd.





Date:  April 1, 1996
                                    BY:  /s/Julie R. Adie
                                         Julie R. Adie
                                         Vice President and Secretary of
                                         Hogan Stanton Investments, Inc.
                                         as general partner of HS Advisors III,
                                         Ltd.