Form 10-Q
period 1996-03-31
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1996-05-15
CIK 725767

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X  Quarterly Report Pursuant to Section 13 or
- --- 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

or

    Transition Report Pursuant to Section 13 or
- --- 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-13341


                         COMMERCIAL PROPERTIES 3, L.P.
              Exact Name of Registrant as Specified in its Charter


         Virginia                                        11-2680561
State or Other Jurisdiction of               I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                       10285
Address of Principal Executive Offices                    Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----    -----


Consolidated Balance Sheets                     At March 31,   At December 31,
                                                       1996              1995
Assets
Real estate, at cost:
  Land                                         $  5,808,694      $  5,808,694
  Buildings and improvements                     30,627,076        31,446,737
                                                 36,435,770        37,255,431
  Less accumulated depreciation                 (12,256,595)      (12,714,080)
                                                 24,179,175        24,541,351
Cash and cash equivalents                           683,694         2,134,370
Restricted cash                                     239,929           237,566
Accounts and rent receivable, net
  of allowance for doubtful accounts
  of $5,486 in 1996 and $5,486 in 1995              130,992            64,616
Deferred rent receivable                            244,552           230,626
Prepaid expenses and other assets,
  net of accumulated amortization of
  $635,816 in 1996 and $900,609 in 1995             592,783           633,476
        Total Assets                           $ 26,071,125      $ 27,842,005

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses        $    306,090      $    237,185
  Due to affiliates                                  22,000            28,479
  Distribution payable                              360,782           563,804
  Security Deposits                                 213,787           214,388
        Total Liabilities                           902,659         1,043,856

Minority interest                                   221,337           221,337
Partners' Capital (Deficit):
  General Partners                                 (437,170)         (402,866)
  Limited Partners (109,378 units outstanding)   25,384,299        26,979,678
        Total Partners' Capital                  24,947,129        26,576,812
        Total Liabilities and Partners' Capital $26,071,125       $27,842,005






Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1996
                                        General       Limited
                                        Partners      Partners         Total
Balance at December 31, 1995           $(402,866)  $26,979,678   $26,576,812
Net income                                20,844       187,600       208,444
Distributions                            (55,148)   (1,782,979)   (1,838,127)
Balance at March 31, 1996              $(437,170)  $25,384,299   $24,947,129




Consolidated Statements of Operations
For the three months ended March 31,                        1996          1995

Income
Rent                                                  $1,375,776    $1,273,051
Interest                                                  27,541        22,245
        Total income                                   1,403,317     1,295,296

Expenses
Property operating                                       612,466       567,504
Depreciation and amortization                            512,306       603,687
General and administrative                                70,101        59,912
        Total expenses                                 1,194,873     1,231,103
Net Income                                            $  208,444    $   64,193

Net Income  Allocated:
To the General Partners                               $   20,844     $     642
To the Limited Partners                                  187,600        63,551
                                                      $  208,444    $   64,193
Per limited partnership unit
(109,378 outstanding)                                      $1.72         $0.58



Consolidated Statements of Cash Flows
For the three months ended March 31,                        1996         1995
Cash Flows From Operating Activities
Net income                                              $208,444     $ 64,193
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                         512,306      603,687
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities
        Restricted cash                                   (2,363)      (4,084)
        Accounts and rent receivable                     (66,376)        (177)
        Deferred rent receivable                         (13,926)       3,673
        Prepaid expenses                                 (18,276)     (11,456)
        Accounts payable and accrued expenses             68,905     (134,262)
        Due to affiliates                                 (6,479)     (25,288)
        Security deposits payable                           (601)      (5,189)
Net cash provided by operating activities                681,634      491,097
Cash Flows From Investing Activities
  Additions to real estate assets                        (91,161)    (160,685)
Net cash used for investing activities                   (91,161)    (160,685)
Cash Flows From Financing Activities
  Cash distributions                                  (2,041,149)    (281,902)
Net cash used for financing activities                (2,041,149)    (281,902)
Net increase (decrease) in cash and cash equivalents  (1,450,676)      48,510
Cash and cash equivalents, beginning of period         2,134,370    1,637,501
Cash and cash equivalents, end of period             $   683,694   $1,686,011



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of partner's capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).




Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------
The Partnership had cash and cash equivalents totaling $683,694 at March 31, 1996, compared with $2,134,370 at December 31, 1995. The decrease is primarily due to the payment of a special cash distribution in the amount of $1,500,000. The Partnership also had a restricted cash balance of $239,929 at March 31, 1996, which consists of security deposits and funds reserved for property tax payments, largely unchanged from December 31, 1995.

At Metro Park Executive Center, the General Partners are currently marketing the property's vacant space. In April 1996, the General Partners executed a five-year lease with a new tenant for 1,212 square feet. Four leases totaling 10,723 square feet or approximately 19% of the property's space are scheduled to expire during the remainder of 1996, and one lease for 16,517 square feet can be canceled at any time throughout 1996 by the tenant.

At Fort Lauderdale Commerce Center, in February 1996, the General Partners executed a four-year lease with a new tenant for 5,428 square feet, prematurely vacated by a tenant during the fourth quarter of 1995. The vacating tenant remained responsible for its lease until January 1996. During the remainder of 1996, seven leases representing 33,202 square feet or approximately 17% of the property's leasable space, are scheduled to expire. These tenants have been contacted by the General Partners to discuss the renewal of their leases, however, it is uncertain whether they will renew.

At Three Financial Centre, during the first quarter, the General Partners executed two new short-term leases for a total of 1,284 square feet. However, two tenants leasing a total of 9,945 square feet vacated the premises upon the expiration of their leases. As a result, the Property was 86% leased at March 31, 1996. In April 1996, the General Partners re-leased 6,387 square feet of the Property's vacant space to an existing tenant, which will now lease a total of 12,240 square feet for the next three years.

At Quorum II Office Building, a tenant leasing 8,028 square feet pursuant to a lease scheduled to expire in February 1996, continues to rent on a month-to-month basis. As a result, the property remained 98% at March 31, 1996. In April 1996, the General Partners leased the property's remaining vacant space, of approximately 1,542 square feet. As a result, the property is currently 100% leased. Two leases representing 16,742 square feet or approximately 20% of the property's leasable area are scheduled to expire during the fourth quarter of 1996.

Accounts and rent receivable increased to $130,992 at March 31, 1996 from $64,616 at December 31, 1995, primarily due to the timing of rental payments. Prepaid expenses totaled $592,783 at March 31, 1996 compared with $633,476 at December 31, 1995. The decrease is primarily attributable to the amortization of leasing commissions. Accounts payable and accrued expenses totaled $306,090 at March 31, 1996 compared with $237,185 at
December 31, 1995. The increase is largely due to the additional accrual of real estate taxes.

A cash distribution in the amount of $3.00 per Unit will be paid to the Limited Partners in May 1996. This distribution will be funded from Partnership operations and was declared after a review of the Partnership's 1996 first quarter operations, anticipated future cash needs and current cash position.

Results of Operations
- ---------------------
The Partnership's operations resulted in net income of $208,444 for the three months ended March 31, 1996, compared with net income of $64,193 for the three months ended March 31, 1995. The increase is primarily attributable to higher rental income and lower depreciation and amortization partially offset by increased property operating expenses.

Rental income totaled $1,375,776 for the three months ended March 31, 1996, compared with $1,273,051 a year earlier. The increase is largely attributable to higher occupancy at Three Financial Centre and Quorum II Office Building.

Property operating expenses totaled $612,466 for the three months ended March 31, 1996, compared with $567,504 for the comparable 1995 period. The increase is primarily due to roof repairs at Fort Lauderdale Commerce Center and electrical repairs at Three Financial Centre. Depreciation and amortization declined from $603,687 for the three months ended March 31, 1995 to $512,306 for the three months ended March 31, 1996 primarily as a result of the write-down of Quorum II Office Building to its fair market value at year-end 1995.

As of March 31, 1996, lease levels at each of the Properties were as follows:
Metro Park Executive Center - 78%; Fort Lauderdale Commerce Center - 88%; Three Financial Centre - 86%; and Quorum II Office Building - 98%.



Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K.

          On March 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors.
          In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            COMMERCIAL PROPERTIES 3, L.P.

                            BY:  CP3 Real Estate Services, Inc.
                                 General Partner



Date:   May 15, 1996             BY: /s/ Rocco Andriola
                                     Director, President and Chief
                                     Financial Officer