Form 10-Q
period 1996-06-30
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1996-08-14
CIK 725767

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- --- Act of 1934

                  For the Quarterly Period Ended June 30, 1996

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities
- --- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-13341


                         COMMERCIAL PROPERTIES 3, L.P.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in its Charter


        Virginia                                        11-2680561
- ---------------------------                  ---------------------------------
State or Other Jurisdiction                  I.R.S. Employer Identification No.
of Incorporation or Organization



3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                        10285
- --------------------------------------                     --------
Address of Principal Executive Offices                     Zip Code

                                 (212) 526-3237
                            ------------------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     -----

Consolidated Balance Sheets                        At June 30,   At December 31,
                                                         1996              1995
Assets
Real estate, at cost:
  Land                                            $ 5,808,694       $ 5,808,694
  Buildings and improvements                       30,698,631        31,446,737
                                                   36,507,325        37,255,431
  Less accumulated depreciation                   (12,723,523)      (12,714,080)
                                                   23,783,802        24,541,351
Cash and cash equivalents                             976,653         2,134,370
Restricted cash                                       231,820           237,566
Accounts and rent receivable, net of allowance
 for doubtful accounts of $5,486 in 1996 and 1995     101,988            64,616
Deferred rent receivable                              256,141           230,626
Prepaid leasing costs and other assets, net
 of accumulated amortization of $695,082 in
 1996 and $900,609 in 1995                            621,024           633,476
        Total Assets                              $25,971,428       $27,842,005

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses               423,892           237,185
  Due to affiliates                                    28,371            28,479
  Distributions payable                               338,282           563,804
  Security deposits payable                           215,356           214,388
        Total Liabilities                           1,005,901         1,043,856
Minority interest                                     221,337           221,337
Partners' Capital (Deficit):
  General Partners                                   (464,723)         (402,866)
  Limited Partners (109,378 units outstanding)     25,208,913        26,979,678
        Total Partners' Capital                    24,744,190        26,576,812
        Total Liabilities and Partners' Capital   $25,971,428       $27,842,005






Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                    General         Limited
                                   Partners         Partners          Total
Balance at December 31, 1995      $(402,866)     $26,979,678    $26,576,812
Net income                            3,439          340,503        343,942
Distributions                       (65,296)      (2,111,268)    (2,176,564)
Balance at June 30, 1996          $(464,723)     $25,208,913    $24,744,190




Consolidated Statements of Operations
                                       Three months          Six months
                                      ended June 30,        ended June 30,

                                     1996       1995       1996        1995
Income
Rent                              $1,297,464 $1,255,531  $2,673,241 $2,528,582
Interest                               2,426     27,922      29,966     50,167
     Total Income                  1,299,890  1,283,453   2,703,207  2,578,749

Expenses
Property operating                   567,258    533,330   1,179,724  1,100,834
Depreciation and amortization        526,193    568,336   1,038,499  1,172,023
General and administrative            70,941     59,647     141,042    119,559
     Total Expenses                1,164,392  1,161,313   2,359,265  2,392,416
Net Income                        $  135,498 $  122,140  $  343,942 $  186,333

Net Income Allocated:
To the General Partners           $    1,355 $    1,221  $    3,439 $    1,863
To the Limited Partners              134,143    120,919     340,503    184,470
                                  $  135,498 $  122,140  $  343,942 $  186,333

Per limited partnership unit
(109,378 outstanding)                  $1.23      $1.11       $3.11      $1.69



Consolidated Statements of Cash Flows
For the six months ended June 30,                            1996         1995

Cash Flows From Operating Activities
Net income                                             $  343,942   $  186,333
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                        1,038,500    1,172,023
Increase (decrease) in cash arising from changes in
   operating assets and liabilities
        Restricted cash                                     5,746      (16,153)
        Accounts and rent receivable, net                 (37,372)       1,915
        Deferred rent receivable                          (25,515)       7,354
        Prepaid expenses                                 (105,783)     (71,514)
        Accounts payable and accrued expenses             186,707      118,041
        Due to affiliates                                    (108)      (8,102)
        Security deposits payable                             968        8,253
Net cash provided by operating activities               1,407,085    1,398,150
Cash Flows From Investing Activities
  Additions to real estate assets                        (162,716)    (409,130)
Net cash used for investing activities                   (162,716)    (409,130)
Cash Flows From Financing Activities
Cash distributions                                     (2,402,086)    (555,347)
Net cash used for financing activities                 (2,402,086)    (555,347)
Net increase (decrease) in cash and cash equivalents   (1,157,717)     433,673
Cash and cash equivalents, beginning of period          2,134,370    1,637,501
Cash and cash equivalents, end of period               $  976,653   $2,071,174



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, the statements of cash flows for the six months ended June 30, 1996 and 1995, and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents totaling $976,653 at June 30, 1996, compared with $2,134,370 at December 31, 1995. The decrease is primarily due to the payment of a special cash distribution in the amount of $1,500,000 on March 29, 1996. The Partnership also had restricted cash, which consists of security deposits, of $231,820 at June 30, 1996, largely unchanged from December 31, 1995.

Metro Park Executive Center - In April 1996, the General Partners executed a new five-year lease with a tenant for 1,212 square feet. As a result, the property was 81% leased at June 30, 1996. The General Partners continue to aggressively market the property's vacant space, however, market conditions in Fort Myers remain highly competitive. Three leases totaling 8,901 square feet or approximately 16% of the property's space are scheduled to expire during the remainder of 1996. Another lease for 16,517 square feet can be canceled by the tenant at any time with six months notice.

Fort Lauderdale Commerce Center - One tenant leasing a total of 2,245 square feet pursuant to a lease scheduled to expire in May 1996, renewed for three years. Another tenant, leasing a total of 6,425 square feet pursuant to two leases originally scheduled to expire in July 1996, extended its leases until October 1997. As a result, the property remained 88% leased at June 30, 1996. A tenant, occupying a total of 12,370 square feet pursuant to two leases scheduled to expire in October 1996, has indicated that it intends to renew its lease, however, no lease renewal has been executed as of this date. During the remainder of 1996, two leases representing 14,499 square feet or approximately 8% of the property's leasable space, are scheduled to expire.

Three Financial Centre - During the 1996 second quarter, the General Partners re-leased 6,387 square feet of the property's vacant space to an existing tenant, which extended its lease and will now occupy a total of 12,240 square feet for the next three years. As a result, the property was 88% leased at June 30, 1996. Four leases, representing 5,908 square feet are scheduled to expire, during the remainder of 1996.

Quorum II Office Building - In April 1996, the General Partners leased the property's 1,266 square feet of remaining vacant space to a new tenant for three years. Additionally, a tenant leasing 8,028 square feet pursuant to a lease which expired in February 1996, continues to rent on a month-to-month basis. As a result, the property was 100% leased at June 30, 1996. Two leases representing 16,742 square feet or approximately 20% of the property's leasable area are scheduled to expire during the fourth quarter of 1996.

Accounts and rent receivable increased to $101,988 at June 30, 1996 from $64,616 at December 31, 1995, primarily due to the timing of rental payments. Deferred rent receivable totaled $256,141 at June 30, 1996 compared with $230,626 at December 31, 1995. The increase is primarily attributable to increased occupancy at Quorum II and recent leasing activity at Three Financial Centre. Accounts payable and accrued expenses totaled $423,892 at June 30, 1996 compared with $237,185 at December 31, 1995. The increase is largely due to the accrual for real estate taxes.

A cash distribution in the amount of $3.00 per Unit will be paid to the Limited Partners in August 1996. This distribution was funded from the Partnership's second quarter operations and was declared after a review of the Partnership's anticipated future cash needs and current cash position. The timing and amount of future cash distributions will be reviewed quarterly by the General Partners.

Results of Operations

The Partnership's operations resulted in net income of $135,498 and $343,942 for the three and six months ended June 30, 1996, respectively, compared with net income of $122,140 and $186,333 for the three and six months ended June 30, 1995, respectively. The increases are primarily attributable to higher rental income and lower depreciation and amortization, partially offset by increased property operating expenses.

Rental income totaled $1,297,464 and $2,673,241 for the three and six months ended June 30, 1996, respectively, compared with $1,255,531 and $2,528,582 for the comparable periods a year earlier. The increases are largely attributable to higher average occupancy at Quorum II Office Building and increased rental rates on recent leases at Three Financial Centre.

Property operating expenses totaled $567,258 and $1,179,724 for the three and six months ended June 30, 1996, respectively, compared with $533,330 and $1,100,834 for the comparable 1995 periods. The increases are primarily due to roof repairs at Fort Lauderdale Commerce Center and electrical usage and repairs at Three Financial Centre. Depreciation and amortization declined to $526,193 and $1,038,499 for the three and six months ended June 30, 1996 from $568,336 and $1,172,023 for the three and six months ended June 30, 1995, respectively, primarily as a result of the write-down of Quorum II Office Building to its fair market value at year-end 1995.

As of June 30, 1996, lease levels at each of the Properties were as follows:
Metro Park Executive Center - 81%; Fort Lauderdale Commerce Center - 88%; Three Financial Centre - 88%; and Quorum II Office Building - 100%.



Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         COMMERCIAL PROPERTIES 3, L.P.

                    BY:  Real Estate Services VII Inc.
                         General Partner


Date:   August 14, 1996          BY:  /s/ Rocco F. Andriola
                                      Director,  President and Chief
                                      Financial Officer