Form 10-Q
period 1996-09-30
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1996-11-14
CIK 725767

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

    or

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the Transition period from ______  to ______


                        Commission File Number: 0-13341


                         COMMERCIAL PROPERTIES 3, L.P.
                       ---------------------------------
              Exact Name of Registrant as Specified in its Charter


         Virginia                                           11-2680561
       ------------
State or Other Jurisdiction of                            --------------
Incorporation or Organization                I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                             10285
--------------------------------------                          -------
Address of Principal Executive Offices                          Zip Code




                                 (212) 526-3237
                                ----------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____


Consolidated Balance Sheets                   At September 30,  At December 31,
                                                         1996             1995
Assets
Real estate, at cost:
  Land                                           $  5,808,694     $  5,808,694
  Buildings and improvements                       30,727,403       31,446,737
                                                   36,536,097       37,255,431
  Less accumulated depreciation                   (13,098,392)     (12,714,080)
                                                   23,437,705       24,541,351
Cash and cash equivalents                           1,314,036        2,134,370
Restricted cash                                       231,545          237,566
Accounts and rent receivable, net of allowance
 for doubtful accounts of $38,847 in 1996
 and $5,486 in 1995                                    71,937           64,616
Deferred rent receivable                              218,108          230,626
Prepaid leasing costs and other assets, net
 of accumulated amortization of $743,792
 in 1996 and $900,609 in 1995                         595,319          633,476
Total Assets                                     $ 25,868,650     $ 27,842,005
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses               534,737          237,185
  Due to affiliates                                    17,901           28,479
  Distributions payable                               338,282          563,804
  Security deposits payable                           215,026          214,388
        Total Liabilities                           1,105,946        1,043,856
Minority interest                                     221,337          221,337
Partners' Capital (Deficit):
  General Partners                                   (473,516)        (402,866)
  Limited Partners (109,378 units outstanding)     25,014,883       26,979,678
        Total Partners' Capital                    24,541,367       26,576,812
        Total Liabilities and Partners' Capital  $ 25,868,650     $ 27,842,005




Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996

                                             General       Limited
                                            Partners      Partners        Total
Balance at December 31, 1995               $(402,866)  $26,979,678  $26,576,812
Net income                                     4,794       474,607      479,401
Distributions                                (75,444)   (2,439,402)  (2,514,846)
Balance at September 30, 1996              $(473,516)  $25,014,883  $24,541,367




Consolidated Statements of Operations
                                     Three months ended       Nine months ended
                                       September 30,             September 30,
                                     1996         1995         1996        1995
Income
Rent                           $1,243,728   $1,231,717   $3,916,969  $3,760,299
Interest                           23,105       30,011       53,071      80,178
  Total Income                  1,266,833    1,261,728    3,970,040   3,840,477
Expenses
Property operating                521,475      584,033    1,701,199   1,684,867
Depreciation and amortization     518,444      544,160    1,556,943   1,716,183
General and administrative         58,094       53,381      199,136     172,940
Bad Debt Expense                   33,361            -       33,361           -
  Total Expenses                1,131,374    1,181,574    3,490,639   3,573,990
Net Income                     $  135,459   $   80,154   $  479,401  $  266,487
Net Income Allocated:
To the General Partners        $    1,355   $      802   $    4,794  $    2,665
To the Limited Partners           134,104       79,352      474,607     263,822
                               $  135,459   $   80,154   $  479,401  $  266,487
Per limited partnership unit
(109,378 outstanding)               $1.23         $.73        $4.34       $2.41





Consolidated Statements of Cash Flows
For the nine months ended September 30,                      1996         1995
Cash Flows From Operating Activities
Net income                                            $   479,401   $  266,487
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                        1,556,943    1,716,183
Increase (decrease) in cash arising from changes in
   operating assets and liabilities
        Restricted cash                                     6,021      (14,029)
        Accounts and rent receivable, net                  (7,321)     (15,614)
        Deferred rent receivable                           12,518       12,310
        Prepaid expenses                                 (139,595)    (193,386)
        Accounts payable and accrued expenses             297,552      114,021
        Due to affiliates                                 (10,578)      (8,102)
        Security deposits payable                             638        6,385
Net cash provided by operating activities               2,195,579    1,884,255
Cash Flows From Investing Activities
  Additions to real estate assets                        (275,545)    (323,615)
Net cash used for investing activities                   (275,545)    (323,615)
Cash Flows From Financing Activities
Cash distributions                                     (2,740,368)    (837,250)
Net cash used for financing activities                 (2,740,368)    (837,250)
Net increase (decrease) in cash and cash equivalents     (820,334)     723,390
Cash and cash equivalents, beginning of period          2,134,370    1,637,501
Cash and cash equivalents, end of period              $ 1,314,036   $2,360,891

Supplemental schedule of non-cash investing activity: During the nine months ended September 30,1996, $1,329,448 of fully depreciated and amortized assets were written off.


Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, the statements of cash flows for the nine months ended September 30, 1996 and 1995, and the statement of partners' capital (deficit) for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
--------------------------------
The Partnership had cash and cash equivalents totaling $1,314,036 at September 30, 1996, compared with $2,134,370 at December 31, 1995. The decrease is primarily due to the payment of a special cash distribution in the amount of $1,500,000 on March 29, 1996. The Partnership also had restricted cash, which consists of security deposits, of $231,545 at September 30, 1996, largely unchanged from December 31, 1995.

Metro Park Executive Center - The General Partners executed two, three-year lease renewals representing 3,933 square feet during the third quarter of 1996. As a result, the property remained 81% leased at September 30, 1996. The General Partners continue to aggressively market the property's vacant space, however, market conditions in Fort Myers remain highly competitive. One lease totaling 4,773 square feet or approximately 8% of the property's space, which was scheduled to expire in December 1996, was extended for ten years. Another lease for 16,517 square feet can be canceled by the tenant at any time with six months notice. To date, we have not received notice.

Fort Lauderdale Commerce Center - The property remained 88% leased at September 30, 1996. In October, the General Partners executed a four-year lease renewal with a tenant occupying 12,370 square feet. One lease, representing 6,000 square feet, expired in October 31, 1996. However, the tenant continues to occupy its space on a month-to-month basis, while it relocates to smaller premises.

Three Financial Centre - The General Partners executed two new leases, totaling 2,858 square feet, during the quarter. One tenant executed a five-year lease renewal and relocated within the property, expanding its total leasable space to 4,772 square feet. Another tenant renewed its lease for three years and expanded its premises to 1,066 square feet. As a result, the property was approximately 93% leased at September 30, 1996. Four leases, representing 5,942 square feet or approximately 5% of the property's leasable space, are scheduled to expire in December 1996.

Quorum II Office Building - During the third quarter, the General Partners executed one new lease representing 6,024 square feet. As a result, the property was 100% leased at September 30, 1996. One tenant occupying 2,594 square feet, whose lease expired in October 1996, continues to lease its space on a month-to-month basis. Another lease representing 14,175 square feet or approximately 17% of the property's leasable area is scheduled to expire on November 30, 1996. This tenant has indicated that it will be vacating its space at the end of its lease term.

Accounts payable and accrued expenses totaled $534,737 at September 30, 1996 compared with $237,185 at December 31, 1995. The increase is largely due to the timing of payment of real estate taxes.

A cash distribution in the amount of $3.00 per Unit will be paid to the Limited Partners in November 1996. This distribution was funded from the Partnership's third quarter operations and was declared after a review of the Partnership's anticipated future cash needs and current cash position. The timing and amount of future cash distributions will be reviewed quarterly by the General Partners.

Results of Operations
---------------------
The Partnership's operations resulted in net income of $135,459 and $479,401 for the three and nine months ended September 30, 1996, respectively, compared with net income of $80,154 and $266,487 for the three and nine months ended September 30, 1995, respectively. The increases are primarily attributable to higher rental income and lower depreciation and amortization expenses.

Rental income totaled $1,243,728 and $3,916,969 for the three and nine months ended September 30, 1996, respectively, compared with $1,231,717 and $3,760,299 for the comparable periods a year earlier. The increases are largely attributable to higher average occupancy and rental rates at Quorum II Office Building and Fort Lauderdale Commerce Center.

Property operating expenses totaled $521,475 and $1,701,199 for the three and nine months ended September 30, 1996, compared with $584,033 and $1,684,867 for the comparable 1995 periods. The decrease for the three-month period is primarily due to the reclassification of certain expenditures in 1996. Depreciation and amortization declined to $518,444 and $1,556,943 for the three and nine months ended September 30, 1996 from $544,160 and $1,716,183 for the three and nine months ended September 30, 1995, respectively, primarily as a result of the write-down of Quorum II Office Building to its fair market value at year-end 1995.

As of September 30, 1996, lease levels at each of the Properties were as follows: Metro Park Executive Center - 81%; Fort Lauderdale Commerce Center - 88%; Three Financial Centre - 93%; and Quorum II Office Building - 100%.



Part II         Other Information

Items 1-5       Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits -

                        (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                   SIGNATURES
                                  ------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      COMMERCIAL PROPERTIES 3, L.P.
                                 BY:  Real Estate Services VII Inc.
                                      General Partner



Date:   November 13, 1996             BY:  /s/ Rocco Andriola
                                           Director,  President and Chief
                                           Financial Officer