Form 10-K
period 1996-12-31
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1997-03-25
CIK 725767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                For the fiscal year ended December 31, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number:  0-13341



                         COMMERCIAL PROPERTIES 3, L.P.
                       ----------------------------------
                 (formerly Hutton/GSH Commercial Properties 3)
              Exact name of registrant as specified in its charter


           Virginia                                      11-2680561
          ---------                                    ---------------
State or other jurisdiction of
incorporation or organization              I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor
New York, NY   ATTN: Andre Anderson                               10285
--------------------------------------                           -------
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

Portions of Parts I, II and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.




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

The offering of Units was terminated on August 9, 1984. Upon termination of the offering, the Registrant had accepted subscriptions for 109,378 Units for an aggregate of $54,689,000. After deducting offering costs and initial working capital reserves, approximately $46,000,000 was available for investment in real estate. As of December 31, 1996, $44,995,452 of such proceeds had been invested in an office and light industrial complex, one limited partnership and two joint ventures, each of which owns a specific office building, and $1,093,780 of uncommitted funds were distributed to the Limited Partners as a return of capital on May 15, 1986. The Registrant also distributed $437,512 in 1986 and $218,756 in 1985 to the Limited Partners as a return of capital, which sums represented the excess of the initial working capital reserves set aside for present and future operating requirements. To the extent that funds committed for investment or held as a working capital reserve have not been expended (and have not otherwise been distributed to the Limited Partners as a return of capital), the Registrant has invested such funds in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal, in accordance with the Registrant's investment objectives and policies.

(b) Financial Information About Industry Segment

The Registrant's sole business is the ownership and operation of the Properties. All of the Registrant's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)  Narrative Description of Business

Incorporated by reference to Note 1 "Organization" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

The Registrant's principal investment objectives with respect to the Properties (in no particular order of priority) are:

-    Capital appreciation;

- Distributions of net cash from operations attributable to rental income; and

-    Preservation and protection of capital.

- Equity build-up through principal reduction of mortgage loans, if any, on the Properties.

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

(d)  Competition

Incorporated by reference to the section entitled "Property Profiles & Leasing Update" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

(e)  Employees

The Registrant has no employees.


Item 2.  Properties

Description of Properties and material leases incorporated by reference to the section entitled "Property Profiles & Leasing Update" and Note 5 "Rental Income Under Operating Leases" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.


Item 3.  Legal Proceedings

The Registrant is presently appealing a $200,000 default judgment in connection with a legal dispute with a former tenant at the Quorum II Office Building in Dallas. Although the Registrant is confident that the Texas Court of Appeals will dismiss the judgment, the Registrant was forced to purchase a security bond for the entire amount and if the appeal is not successful then the Registrant may be forced to pay $200,000 to the tenant in order to satisfy the judgment.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Unitholders during the fourth quarter of 1996.




                               PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a) Market Information

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b) Holders

As of December 31, 1996, the number of holders of Units was 5,411.

(c) Distributions

Cash distributions paid to the Limited Partners for the two years ended December 31, 1996 and December 31, 1995 are incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled "Financial Highlights" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents totaling $1,228,502 at December 31, 1996, compared with $2,134,370 at December 31, 1995. The decrease is due to the payment of cash distributions to partners totaling $3,078,650 and additions to real estate assets totaling $386,746 in excess of the $2,559,528 net cash provided by operating activities. The Partnership had a restricted cash balance of $232,330 at December 31, 1996, compared with $237,566 at December 31, 1995. Tenant security deposits comprise the restricted cash balance. Unexpended funds and working capital reserves are invested in unaffiliated money market funds and interest on such invested balances accrues to the benefit of the Partnership.

Accounts and rent receivable totaled $40,090 at December 31, 1996 compared to $64,616 at December 31, 1995. The decrease is due primarily to the timing of the receipt of rental payments. Prepaid leasing costs and other assets totaled $563,611 at December 31, 1996 compared to $633,476 at December 31, 1995. The decrease is primarily due to the amortization of leasing commissions. Deferred rent receivable decreased to $205,718 at December 31, 1996 from $230,626 a year earlier, due to the amortization of deferred rent associated with older leases at all of the Partnership's properties.

Distribution payable decreased to $338,282 at December 31, 1996 from $563,804 at December 31, 1995 reflecting a decrease in the Partnership's quarterly cash distribution.

The Registrant declared cash distributions to Limited Partners totaling $25.30 per Unit for the year ended December 31, 1996. Included in this total is a cash distribution of $3.00 per Unit for the quarter ended December 31, 1996, which was paid on February 14, 1997. The timing and amount of future distributions will be determined quarterly and will depend on the adequacy of Partnership cash flow and cash reserve requirements.

On March 15, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution.

Results of Operations

1996 vs. 1995

Partnership operations resulted in a net income of $567,637 for the year ended December 31, 1996, compared to a net loss of $3,631,162 in 1995. The change from net loss in 1995 to net income in 1996 is primarily attributable to a $3,928,998 loss recognized in 1995 on the write down of the Quorum II Office Building to its estimated Fair Value pursuant to the requirements of FAS 121.

Rental income totaled $5,209,134 for the year ended December 31, 1996 compared to $5,047,528 for the year ended December 31, 1995. The increase is due to rental rate increases at three of the Partnership's four properties. Interest income totaled $69,645 for the year ended December 31, 1996, compared to $110,529 for the year ended December 31, 1995. The decrease is due primarily to a lower average cash balance in 1996.

Property operating expenses totaled $2,291,679 for the year ended December 31, 1996, relatively unchanged from $2,283,025 for the year ended December 31, 1995. Depreciation and amortization decreased to $2,074,246 for the year ended December 31, 1996 from $2,278,567 for the year ended December 31, 1995, primarily due to a lower depreciable asset base in 1996. The Partnership incurred bad debt expense of $33,361 for the year ended December 31, 1996 reflecting the uncollectibility of delinquent rent. The Partnership incurred no bad debt expense in 1995.

For the year ended December 31, 1996, net income of $42,140 was allocated to the co-venturer of Quorum II Office Building. This allocation resulted from the property's net income, prior to depreciation expense, being in excess of net cash distributed from operations.

As of December 31, 1996, lease levels at each of the properties were as follows: Metro Park Executive Center - 81%; Fort Lauderdale Commerce Center - 85%; Three Financial Centre - 94 %; Quorum II Office Building - 84%.

1995 vs. 1994

Partnership operations resulted in a net loss of $3,631,162 for the year ended December 31, 1995, compared to net loss of $331,534 for the corresponding period in 1994. The increase in net loss was primarily attributable to a $3,928,998 loss recognized on the write down of the Quorum II property. This write down was recorded on the 1995 Financial Statements only and had no impact on Limited Partners' tax basis capital accounts. See Note 2 "Significant Accounting Policies - Accounting for Impairment", Note 4 "Real Estate Investments" and Note 7 "Reconciliation of Financial Statement Net Loss to Federal Income Tax Basis Net Loss" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

Rental income totaled $5,047,528 for the year ended December 31, 1995 compared to $4,641,823 for the year ended December 31, 1994. The increase was due to higher occupancy and rent escalations at three of the Partnership's four properties. Interest income totaled $110,529 for the year ended December 31, 1995, compared to $49,446 for the year ended December 31, 1994. The increase was due primarily to a larger average cash balance in 1995.

Property operating expenses totaled $2,283,025 for the year ended December 31, 1995, compared to $2,231,683 for the year ended December 31, 1994. The increase was largely due to higher grounds maintenance expense at Fort Lauderdale Commerce Center. Depreciation decreased to $2,278,567 for the year ended December 31, 1995 from $2,388,925 for the year ended December 31, 1994, primarily due to a lower depreciable asset base in 1995. The Partnership incurred bad debt expense of $77,710 for the year ended December 31, 1994 reflecting the uncollectibility of delinquent rent. The Partnership incurred no bad debt expense in 1995.

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


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.


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



            Name                   Office

            Rocco F. Andriola      Director, President, Chief Financial Officer
            Kenneth L. Zakin       Director, Executive Vice President
            William Caulfield      Vice President
            Michael Marron         Vice President
            Lawrence M. Ostow      Vice President
            John H. Ng             Vice President
            Moshe Braver           Vice President

Rocco F. Andriola, 38, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Kenneth L. Zakin, 49, is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin was a director of Lexington Corporate Properties, Inc. from 1993 to 1996. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield, 37, is a Vice President of Lehman Brothers and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in Hutton's Partnership Administration Group. Before joining Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton, he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University - C.W. Post Campus.

Michael Marron, 33, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany in 1985 and is a Certified Public Accountant.

Lawrence M. Ostow, 29, is a Vice President of Lehman Brothers Inc. and is responsible for the management of commercial real estate in the Diversified Asset Group. Mr. Ostow joined Lehman Brothers in September 1992. Prior to that, Mr. Ostow was a Senior Consultant with Arthur Andersen & Co. in the Real Estate Services Group, beginning in July 1990. Mr. Ostow is a candidate for an M.B.A. from the Stern School of Business in 1997 and earned a B.A. degree in Economics from the University of Michigan in 1990.

John H. Ng, 46, is a Vice President of Lehman Brothers Inc. and has been employed by Lehman since November 1977. He is an asset manager of the Diversified Asset Group of Lehman and has held such position since 1985. From 1980 to 1985, Mr. Ng served as Senior Financial Analyst in the Corporate Planning and Development Department and from 1977 to 1980 he was an analyst in the Controller's Department. Prior to joining Lehman, he served as a Teaching Assistant in Finance and Economics at the University of Minnesota. Mr. Ng received an M.B.A. with a concentration in Corporate Finance from the University of Minnesota in 1977 and a B.A. magna cum laude in Economics with a specialization in Monetary Economics from Moorhead State University in 1975.

Moshe Braver, 43, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

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


      Name                      Office
      Mark P. Mikuta            President
      Donald T. Herrick, Jr.    Vice President and Treasurer
      Julie R. Adie             Vice President and Secretary

Mark P. Mikuta, 43, is Senior Vice President of Goodman Segar Hogan, Inc. and is Vice President and Controller of Dominion Capital, Inc., a wholly- owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Donald T. Herrick, Jr., 53, is President of Goodman Segar Hogan, Inc. He is also President of Dominion Lands, Inc. and Vice President of Dominion Capital, Inc., both of which are wholly-owned subsidiaries of Dominion Resources, Inc. Mr. Herrick joined Dominion Resources in 1970. He earned a Bachelor of Business Administration degree from the University of Michigan in 1965 and a Masters of Business Administration from American University in 1969. Mr. Herrick has completed all course work towards the M.A.I. designation.

Julie R. Adie, 42, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. Degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

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

On August 1, 1993, Goodman Segar Hogan ("GSH") transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a one percent interest in GSHH. The stockholders of GSHH Inc. are GSH with a sixty-two percent stock interest and H.K. Associates, L.P., an affiliate of HK, with a thirty-eight percent stock interest. The remaining interests in GSHH are limited partnership interests owned by GSH, HK and 23 employees of GSHH. The transaction did not affect the ownership of the general partners.


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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of December 31, 1996.

(b)   Security Ownership of Management

No officer or director of the General Partners beneficially owned or owned of record directly or indirectly any Units of the Registrant as of December 31, 1996.

(c)  Changes In Control

None.


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, for the year ended December 31, 1996, $120,389 of the Registrant's income was allocated to the General Partners ($80,259 to RES and $40,130 to HS Advisors). For a description of the allocation of net cash from operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 45 through 48 of the Prospectus of Registrant dated December 13, 1983 (the "Prospectus"), contained in Amendment No. 1 to Registrant's Registration Statement No. 2-85936, under the section captioned "Distributions and Allocations," which section is incorporated herein by reference thereto.

The Registrant may enter into one or more property management agreements with GSH pursuant to which GSH will provide certain property management services with respect to certain Properties owned by the Registrant or its joint ventures. For such services GSH will be entitled to receive a management fee as described under the section captioned "Investment Objectives and Policies - Management of Properties" in the Prospectus, which section is incorporated herein by reference thereto.

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain affiliates may be reimbursed by the Registrant for certain costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group (formerly "The Shareholder Services Group") ("FDISG") provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation ("SDC"). Both FDISG and SDC are unaffiliated companies. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 6 "Transactions With the General Partners and Affiliates" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) The following documents are filed as part of this report:
                                                                        Page
                                                                       Number
  (1) Financial Statements:

      Report of Independent Auditors                                     (1)

       Consolidated Balance Sheets - At December 31, 1996 and 1995       (1)

       Consolidated Statements of Partners' Capital (Deficit) -
         For the years ended December 31, 1996, 1995 and 1994            (1)

       Consolidated Statements of Operations -
         For the years ended December 31, 1996, 1995 and 1994            (1)

       Consolidated Statements of Cash Flows -
         For the years ended December 31, 1996, 1995 and 1994            (1)

       Notes to the Consolidated Financial Statements                    (1)

  (2)  Financial Statement Schedule:

       Schedule III - Real Estate and Accumulated Depreciation           12

       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as exhibit 13.

 (b)  Reports on Form 8-K filed in the fourth quarter of calendar year 1996:

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

      (C) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit 3.1 to the 1983 Registration Statement).

 (10) (A) Agreements relating to Quorum II Office Building (included as, and incorporated herein by reference to, Exhibit (10)(A) to the 1984 Annual Report).

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

 (13) Annual report to the Unitholders for the year ended December 31, 1996.

 (27)     Financial Data Schedule.

 (28)     Portions of Prospectus of Registrant dated December 13, 1983.




Schedule III - Real Estate and Accumulated Depreciation December 31, 1996

                           Fort                    Metro
                     Lauderdale        Three        Park  Quorum II
                         Center    Financial   Executive     Office
Consolidated Ventures: Commerce       Centre      Center   Building       Total

Location         Ft. Lauderdale  Little Rock  Fort Myers     Dallas
                           , FL         , AR        , FL       , TX          na
Construction date          1985         1984        1984       1985          na
Acquisition date       04-18-85     01-22-85    01-07-85   06-12-85          na
Life on which
 depreciation in
 latest income
 statements is
 computed              1-25 yrs     1-25 yrs   1-25 yrs    1-25 yrs          na
Encumbrances
Initial cost to
 Partnership:
   Land             $ 2,741,551    1,018,332 $  548,643 $ 1,500,168 $ 5,808,694
   Buildings and
   improvements      12,613,916   10,419,160  5,315,077   3,098,584  31,446,737
Costs capitalized
subsequent to
acquisition:
   Land, buildings
   and improvements    (289,578)    (262,490)  (197,249)    134,112    (615,205)

Gross amount at which
carried at close of
period(1):
   Land             $ 2,741,551  $ 1,018,332 $  548,643 $ 1,500,168 $ 5,808,694
   Buildings and
   improvements      12,324,338   10,156,670  5,117,828   3,232,696  30,831,532
                     15,065,889   11,175,002  5,666,471   4,732,864  36,640,226

Accumulated
depreciation (2)    $ 5,841,219  $ 4,934,366 $2,432,938 $   338,390 $13,546,913

(1) For Federal income tax purposes, the basis of land, building and improvements is $48,384,595.

(2) For Federal income tax purposes, the amount of accumulated depreciation is $26,394,178.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1996, 1995, and 1994 follows:

                                              1996         1995          1994
Real estate investments:
Beginning of year                      $37,255,431  $46,187,232   $45,533,902
Additions                                  386,746      458,496       654,844
Write-down                                       -   (8,936,000)            -
Deletions                               (1,001,951)    (454,297)       (1,514)
End of year                            $36,640,226  $37,255,431   $46,187,232

Accumulated depreciation:
Beginning of year                      $12,714,080  $16,113,296   $13,941,302
Depreciation expense                     1,834,784    2,062,083     2,173,508
Deletions                               (1,001,951)    (454,297)       (1,514)
Write-down                                       -   (5,007,002)            -
End of year                            $13,546,913  $12,714,080   $16,113,296




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                COMMERCIAL PROPERTIES 3, L.P.

Dated:   March 21, 1997         BY:  HS Advisors III, Ltd.
                                     General Partner

                                Hogan Stanton Investment, Inc.
                                General Partner




                                BY:       /s/Mark P. Mikuta
                                Name:     Mark P. Mikuta
                                Title:    President




Dated:   March 21, 1997         BY:  Real Estate Services VII, Inc.
                                     General Partner



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




                         REAL ESTATE SERVICES VII, INC.
                         A General Partner



Dated:   March 21, 1997
                           BY:    /s/Rocco F. Andriola
                                  Rocco F. Andriola
                                  Director, President and
                                  Chief Financial Officer



Dated:   March 21, 1997
                           BY:    /s/William Caulfield
                                  William Caulfield
                                  Vice President



Dated:   March 21, 1997
                           BY:    /s/Kenneth L. Zakin
                                  Kenneth L. Zakin
                                  Vice President and Director



Dated:   March 21, 1997
                           BY:    /s/Michael T. Marron
                                  Michael T. Marron
                                  Vice President



Dated:   March 21, 1997
                           BY:    /s/Lawrence M. Ostow
                                  Lawrence M. Ostow
                                  Vice President



Dated:   March 21, 1997
                           BY:    /s/John H. Ng
                                  John H. Ng
                                  Vice President



Date:  March 21, 1997
                           BY:    /s/Moshe Braver
                                  Moshe Braver
                                  Vice President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                         HS ADVISORS III, LTD.
                         A General Partner




Date:   March 21, 1997
                            BY:     /s/Mark P. Mikuta
                                    Mark P. Mikuta
                                    President of Hogan Stanton
                                    Investment, Inc., as general
                                    partner of HS Advisors III, Ltd.




Date:   March 21, 1997
                            BY:     /s/Donald T. Herrick, Jr.
                                    Donald T. Herrick, Jr.
                                    Vice President and Treasurer of
                                    Hogan Stanton Investment, Inc.,
                                    as general partner of
                                    HS Advisors III, Ltd.




Date:   March 21, 1997
                         BY:        /s/Julie R. Adie
                                    Julie R. Adie
                                    Vice President and Secretary of
                                    Hogan Stanton Investments, Inc.
                                    as general partner of
                                    HS Advisors III, Ltd.