Form 10-Q
period 1997-03-31
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1997-05-15
CIK 725767

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

                                       or

      Transition Report Pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-13341


                         COMMERCIAL PROPERTIES 3, L.P.
                       ---------------------------------
              Exact Name of Registrant as Specified in its Charter


         Virginia                                       11-2680561
---------------------------                           --------------
State or Other Jurisdiction                 I.R.S. Employer Identification No.
of Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                       10285
-------------------------------------                     --------
Address of Principal Executive Offices                    Zip Code

                                 (212) 526-3237
                               ------------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X    No ____



Consolidated Balance Sheets                   At March 31,      At December 31,
                                                      1997                 1996
Assets
Property:
 Land                                          $ 5,808,694          $ 5,808,694
 Buildings, building improvements
 and equipment                                  30,681,879           30,831,532
                                                36,490,573           36,640,226
Less accumulated depreciation                  (13,778,613)         (13,546,913)
                                                22,711,960           23,093,313
Cash and cash equivalents                        1,365,615            1,228,502
Restricted cash                                    225,943              232,330
Accounts and rent receivable, net
 of allowance for doubtful accounts
 of $5,444 in 1997 and $5,444 in 1996              101,048               40,090
Deferred rent receivable                           166,298              205,718
Prepaid leasing costs and other assets,
 net of accumulated amortization of $549,044
 in 1997 and $805,502 in 1996                      564,477              563,611
                                                ----------           ----------
        Total Assets                           $25,135,341          $25,363,564
                                                ==========           ==========
Liabilities and Partners' Capital (Deficit)
Liabilities:
Accounts payable and accrued expenses          $   349,692          $   249,517
Due to affiliates                                   32,516                5,941
Distribution payable                               338,282              338,282
Security deposits                                  205,642              215,026
                                                ----------           ----------
        Total Liabilities                          926,132              808,766
                                                ----------           ----------
Minority interest                                  263,477              263,477

Partners' Capital (Deficit):
General Partners                                  (378,290)            (368,069)
Limited Partners (109,378 units outstanding)    24,324,022           24,659,390
                                                ----------           ----------
        Total Partners' Capital                 23,945,732           24,291,321
                                                ----------           ----------
Total Liabilities and Partners' Capital        $25,135,341          $25,363,564
                                                ==========           ==========





Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997
                                      General          Limited
                                     Partners         Partners           Total
                                     --------       ----------      ----------
Balance at December 31, 1996        $(368,069)     $24,659,390     $24,291,321
Net loss                                  (73)          (7,234)         (7,307)
Distributions                         (10,148)        (328,134)       (338,282)
                                     --------       ----------      ----------
Balance at March 31, 1997           $(378,290)     $24,324,022     $23,945,732
                                     ========       ==========      ==========


Consolidated Statements of Operations
For the three months ended March 31,                    1997          1996
Income
Rental                                            $1,178,689    $1,375,776
Interest                                              18,654        27,541
                                                   ---------     ---------
        Total income                               1,197,343     1,403,317
Expenses
Property operating                                   552,168       612,466
Depreciation and amortization                        505,760       512,306
General and administrative                           146,722        70,101
                                                   ---------     ---------
        Total expenses                             1,204,650     1,194,873
                                                   ---------     ---------
Net Income (Loss)                                 $   (7,307)   $  208,444
                                                   =========     =========
Net Income (Loss) Allocated:
To the General Partners                           $      (73)   $   20,844
To the Limited Partners                               (7,234)      187,600
                                                   ---------     ---------
                                                  $   (7,307)   $  208,444
                                                   =========     =========
Per limited partnership unit
(109,378 outstanding)                                  $(.07)        $1.72
                                                   =========     =========


Consolidated Statements of Cash Flows
For the three months ended March 31,                       1997          1996
Cash Flows From Operating Activities
Net income (loss)                                    $   (7,307)    $ 208,444
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
 Depreciation                                           450,251       453,337
 Amortization                                            55,509        58,969
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Restricted cash                                         6,387        (2,363)
  Accounts and rent receivable, net                     (60,958)      (66,376)
  Deferred rent receivable                               39,420       (13,926)
  Prepaid leasing costs and other assets                (56,375)      (18,276)
  Accounts payable and accrued expenses                 100,175        70,905
  Due to affiliates                                      26,575        (8,479)
  Security deposits payable                              (9,384)         (601)
                                                        -------       -------
Net cash provided by operating activities               544,293       681,634

Cash Flows From Investing Activities
  Additions to real estate                              (68,898)      (91,161)
                                                        -------       -------
Net cash used for investing activities                  (68,898)      (91,161)

Cash Flows From Financing Activities
  Cash distributions                                   (338,282)   (2,041,149)
                                                        -------     ---------
Net cash used for financing activities                 (338,282)   (2,041,149)
                                                        -------     ---------
Net increase (decrease) in cash and cash equivalents    137,113    (1,450,676)
                                                        -------     ---------
Cash and cash equivalents, beginning of period        1,228,502     2,134,370
                                                      ---------     ---------
Cash and cash equivalents, end of period             $1,365,615    $  683,694
                                                      =========     =========
Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated improvements          $  218,551    $        0
                                                      =========     =========


Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partner's capital (deficit) for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by Real Estate Services VII, Inc. and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the Real Estate Services VII, Inc. general partner had voluntarily absorbed these expenses.

Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership had cash and cash equivalents totaling $1,365,615 at March 31, 1997, compared with $1,228,502 at December 31, 1996. The increase is primarily due to cash flows from operating activities exceeding additions to real estate and cash distributions. The Partnership also had restricted cash, which primarily consists of security deposits, of $225,943 at March 31, 1997, largely unchanged from December 31, 1996.

Metro Park Executive Center - During the first quarter, the General Partners executed a new three-year lease for 1,856 square feet. Another tenant whose lease was scheduled to expire in February 1997 executed a lease renewal during this period. As a result, the property was 83% leased at March 31, 1997. Four leases totaling 21,685 square feet or approximately 36% of the property's space are scheduled to expire during the remainder of 1997, including one lease for 16,517 square feet. The General Partners have commenced negotiations with these tenants, however, it is not yet clear what the outcome will be.

Fort Lauderdale Commerce Center - The General Partners executed two new leases for 14,336 square feet during the quarter. However, a tenant representing 6,844 square feet terminated its lease and vacated the building. As a result, the property was 89% leased at March 31, 1997. Four leases totaling 21,040 square feet are scheduled to expire during the remainder of 1997.

Three Financial Centre - A tenant leasing 4,747 square feet pursuant to a lease that expired on January 31, 1997, vacated its space. As a result, the property was 91% leased at March 31, 1997. One additional lease totaling 1,741 square feet is scheduled to expire in June 1997.

Quorum II Office Building - Leases with three tenants, totaling 20,937 square feet, expired during the 1997 first quarter. One tenant renewed its lease but reduced its space from 9,761 square feet to 2,574 square feet and another tenant vacated its space. The third tenant, representing 6,740 square feet, is negotiating a renewal and expansion and, in the interim, continues to lease its space on a month-to-month basis. As a result, the property was 66% leased at March 31, 1997. Three additional leases totaling 4,740 square feet are scheduled to expire during the remainder of 1997.

Accounts and rent receivable totaled $101,048 at March 31, 1997, compared to $40,090 at December 31, 1996. The increase is primarily due to past due rents from tenants at Fort Lauderdale Commerce Center and Three Financial Centre. Deferred rent receivable totaled $166,298 at March 31, 1997, compared to $205,718 at December 31, 1996. The decrease is largely due to the amortization of deferred rent associated with older leases at all of the Partnership's properties.

Accounts payable and accrued expenses totaled $349,692 at March 31, 1997 compared with $249,517 at December 31, 1996. The increase is largely due to the timing of payments of real estate taxes. Due to affiliates increased to $32,516 at March 31, 1997, from $5,941 at December 31, 1996, primarily reflecting the reimbursement of certain expenses incurred in servicing the Partnership, as described below under "Results of Operations."

A cash distribution in the amount of $3.00 per Unit will be paid to the Limited Partners in May 1997. This distribution was funded from the Partnership's first quarter operations and was declared after a review of the Partnership's anticipated future cash needs and current cash position. The timing and amount of future cash distributions will be reviewed quarterly by the General Partners.

Results of Operations

The Partnership's operations resulted in a net loss of $7,307 for the three months ended March 31, 1997 compared to net income of $208,444 for the three months ended March 31, 1996. The change from net income to net loss is primarily attributable to lower rental income and increased general and administrative expenses.

Rental income totaled $1,178,689 for the three months ended March 31, 1997 compared to $1,375,776 a year earlier. The decrease is largely attributable to lower occupancy at Quorum II Office Building. Interest income totaled $18,654 for the three months ended March 31, 1997 compared to $27,541 a year ago. The decrease is primarily attributable to the Partnership's lower average cash balances in 1997.

Property operating expenses totaled $552,168 for the three months ended March 31, 1997, compared to $612,466 for the comparable 1996 period. The decrease is primarily due to lower grounds maintenance expenses at Fort Lauderdale Commerce Center and Three Financial Centre, and lower cleaning costs at Quorum II Office Building. Depreciation and amortization totaled $505,760 for the three months ended March 31, 1997, largely unchanged from $512,306 for the three months ended March 31, 1996.

General and administrative expenses for the three months ended March 31, 1997 were $146,722, compared to $70,101 for the same period in 1996. During the 1997 period, certain expenses incurred by Real Estate Services VII, Inc., its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of Real Estate Services VII, Inc. in prior periods, were reimbursed to Real Estate Services VII, Inc. and its affiliates.

As of March 31, 1997, lease levels at each of the Properties were as follows:
Metro Park Executive Center - 83%; Fort Lauderdale Commerce Center - 89%; Three Financial Centre - 91%; and Quorum II Office Building - 66%.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended March 31, 1997.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         COMMERCIAL PROPERTIES 3, L.P.

                    BY:  Real Estate Services VII, Inc.
                         General Partner



Date:   May 15, 1997     BY:  /s/ Rocco Andriola
                              Director,  President and Chief Financial Officer