Form 10-Q
period 1997-06-30
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1997-08-14
CIK 725767

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange ___Act of 1934

                  For the Quarterly Period Ended June 30, 1997

                                       or

   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange ___Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-13341


                         COMMERCIAL PROPERTIES 3, L.P.
                         _____________________________
              Exact Name of Registrant as Specified in its Charter


            Virginia                          11-2680561
            ________                          __________
State or Other Jurisdiction         I.R.S. Employer Identification No.
of Incorporation or Organization

3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson               10285
_____________________________________              ______
Address of Principal Executive Offices            Zip Code

                                 (212) 526-3237
                                 ______________
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No ____



Consolidated Balance Sheets                     At June 30,     At December 31,
                                                       1997                1996
Assets
Property:
Land                                             $5,808,694          $5,808,694
Buildings, building improvements
  and equipment                                  30,779,695          30,831,532
                                                 36,588,389          36,640,226
Less accumulated depreciation                   (14,198,263)        (13,546,913)
                                                 22,390,126          23,093,313
Cash and cash equivalents                         1,385,670           1,228,502
Restricted cash                                     222,823             232,330
Accounts and rent receivable,
 net of allowance for doubtful accounts of
 $5,444 in 1997 and 1996                             56,128              40,090
Deferred rent receivable                            125,952             205,718
Prepaid leasing costs and other assets,
  net of accumulated amortization of
  $549,044 in 1997 and $805,502 in 1996             641,105             563,611
        Total Assets                            $24,821,804         $25,363,564
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses            $439,197            $249,517
  Due to affiliates                                  37,380               5,941
  Distribution payable                              338,282             338,282
  Security deposits payable                         198,664             215,026
     Total Liabilities                            1,013,523             808,766
Minority Interest                                   263,477             263,477
Partners' Capital (Deficit):
 General Partners                                  (389,064)           (368,069)
 Limited Partners (109,378 units outstanding)    23,933,868          24,659,390
   Total Partners' Capital                       23,544,804          24,291,321
   Total Liabilities and Partners' Capital      $24,821,804         $25,363,564






Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997

                                     General         Limited
                                    Partners        Partners              Total
Balance at December 31, 1996       $(368,069)    $24,659,390        $24,291,321
Net loss                                (699)        (69,254)           (69,953)
Distributions                        (20,296)       (656,268)          (676,564)
Balance at June 30, 1997            $(389,064)   $23,933,868        $23,544,804




Consolidated Statements of Operations
                                 Three months                        Six months
                                 ended June 30,                   ended June 30,

                                 1997       1996               1997        1996
Income
Rent                       $1,121,389 $1,297,464         $2,300,078  $2,673,241
Interest                       20,776      2,426             39,430      29,966
 Total Income               1,142,165  1,299,890          2,339,508   2,703,207
Expenses
Property operating            575,366    567,258          1,127,534   1,179,724
Depreciation and
 amortization                 508,976    526,193          1,014,736   1,038,499
General and administrative    120,469     70,941            267,191     141,042
  Total Expenses            1,204,811  1,164,392          2,409,461   2,359,265
Net Income (Loss)           $(62,646)   $135,498           $(69,953)   $343,942
Net Income (Loss) Allocated:
To the General Partners        $(626)     $1,355              $(699)     $3,439
To the Limited Partners      (62,020)    134,143            (69,254)    340,503
                            $(62,646)   $135,498           $(69,953)   $343,942
Per limited partnership unit
(109,378 outstanding)          $(.57)      $1.23              $(.63)      $3.11



Consolidated Statements of Cash Flows
For the six months ended June 30,                              1997        1996
Cash Flows From Operating Activities
Net income (loss)                                         $(69,953)    $343,942
Adjustments to reconcile net income
(loss) to net cash provided by operating activities:
  Depreciation                                             904,437      920,265
  Amortization                                             110,299      118,235
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities
  Restricted cash                                            9,507        5,746
  Accounts and rent receivable, net                        (16,038)     (37,372)
  Deferred rent receivable                                  79,766      (25,515)
  Prepaid leasing costs and other assets                  (187,793)    (105,783)
  Accounts payable and accrued expenses                    189,680      191,707
  Due to affiliates                                         31,439       (5,108)
  Security deposits payable                                (16,362)         968
Net cash provided by operating activities                1,034,982    1,407,085
Cash Flows From Investing Activities
  Additions to real estate                                (201,250)    (162,716)
Net cash used for investing activities                    (201,250)    (162,716)
Cash Flows From Financing Activities
  Cash distributions                                      (676,564)  (2,402,086)
Net cash used for financing activities                    (676,564)  (2,402,086)
Net increase (decrease) in cash and cash equivalents       157,168   (1,157,717)
Cash and cash equivalents, beginning of period           1,228,502    2,134,370
Cash and cash equivalents, end of period                $1,385,670     $976,653
Supplemental Disclosure of Non-Cash Operating Activities:
Write-off of fully amortized leasing costs                $311,967     $    --
Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated improvements               $253,087     $    --

Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996, and the statement of partner's capital (deficit) for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, or the following material contingencies exist and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by Real Estate Services VII, Inc. and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the Real Estate Services VII, Inc. general partner had voluntarily absorbed these expenses.
Part I, Item 2.Management's Discussion and Analysis of Financial Condition and Results of
         Operations

Liquidity and Capital Resources

The General Partners have decided to commence marketing efforts to sell all four of the Partnership's properties. Accordingly, the Partnership intends to engage real estate brokers to assist in its marketing efforts. However, there can be no assurance as to when the properties will be sold, or that any sale, if completed, will result in a particular price.

The Partnership had cash and cash equivalents totaling $1,385,670 at June 30, 1997, compared with $1,228,502 at December 31, 1996. The increase is primarily due to cash flows from operating activities exceeding additions to real estate and cash distributions. The Partnership also had restricted cash, which primarily consisted of security deposits, of $222,823 at June 30, 1997, largely unchanged from
December 31, 1996.

Accounts and rent receivable totaled $56,128 at June 30, 1997, compared to $40,090 at December 31, 1996. The increase is primarily due to past due rents from tenants at Fort Lauderdale Commerce Center. Deferred rent receivable totaled $125,952 at June 30, 1997, compared to $205,718 at December 31, 1996. The decrease is largely due to the amortization of deferred rent associated with older leases at all of the Partnership's properties. Prepaid leasing costs and other assets totaled $641,105 at June 30, 1997, compared to $563,611 at December 31, 1996. The increase is largely due to prepayment of insurance premiums.

Accounts payable and accrued expenses totaled $439,197 at June 30, 1997, compared with $249,517 at December 31, 1996. The increase is largely due to the timing of payments of real estate taxes. Due to affiliates increased to $37,380 at June 30, 1997, from $5,941 at December 31, 1996, primarily reflecting the reimbursement of certain expenses incurred in servicing the Partnership, as described below under "Results of Operations."

The Partnership's second quarter cash distribution, in the amount of $3.00 per Unit, will be paid to limited partners on or about August 22, 1997 and will be funded from Partnership operations. In light of the decision to begin marketing all four properties, the Partnership may need to make capital improvements to better position the properties for sale. In order to fund these improvements and maintain adequate cash reserves, it may be necessary to suspend distributions in the future. It is important to note, however, that as the properties are sold, the sales proceeds will be distributed to the partners.

As of June 30, 1997, lease levels at each of the Properties were as follows: Metro Park Executive Center - 83%; Fort Lauderdale
Commerce Center - 93%;  Three Financial Centre - 92%; and Quorum
II Office Building - 94%.

Results of Operations

Rental income totaled $1,121,389 and $2,300,078 for the three and six months ended June 30, 1997, respectively, compared with $1,297,464 and $2,673,241 for the comparable periods a year earlier. The decreases are largely attributable to lower occupancy at Quorum II Office Building. Interest income totaled $20,776 and $39,430 for the three and six months ended June 30, 1997, respectively, compared with $2,426 and $29,966 for the comparable periods a year earlier. The increases are primarily due to the Partnership's higher average cash balances in 1997.

Property operating expenses totaled $575,366 and $1,127,534 for the three and six months ended June 30, 1997, respectively, largely unchanged from $567,258 and $1,179,724 for the comparable 1996 periods. Depreciation and amortization declined to $508,976 and $1,014,736 for the three and six months ended June 30, 1997, respectively, largely unchanged from $526,193 and $1,038,499 for the comparable periods in 1996.

General and administrative expenses for the three and six months ended June 30, 1997, were $120,469 and $267,191, respectively, compared with $70,941 and $141,042 for the same periods in 1996. During the 1997 period, certain expenses incurred by Real Estate Services VII, Inc., its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of Real Estate Services VII, Inc. in prior periods, were reimbursable to Real Estate Services VII, Inc. and its affiliates.







Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1997.


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



                                  COMMERCIAL PROPERTIES 3, L.P.

                                  BY:  Real Estate Services VII, Inc.
                                       General Partner



Date:   August 13, 1997           BY:  /s/Mark J. Marcucci
                                       Director,  President and Chief
                                       Financial Officer