Form 10-Q
period 1997-09-30
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1997-11-14
CIK 725767

United States Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)        Quarterly Report Pursuant to Section 13 or 15(d) of
      X           the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

                                       or

                    Transition Report Pursuant to Section 13
                    or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-13341


                         COMMERCIAL PROPERTIES 3, L.P.
              Exact Name of Registrant as Specified in its Charter


      Virginia                                      11-2680561
      ---------                                     ----------
State or Other Jurisdiction of           I.R.S. Employer Identification No.
Incorporation or Organization



3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                     10285
-------------------------------------                    -----
Address of Principal Executive Offices                  Zip Code

                                 (212) 526-3237
                                 --------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes    X    No ____



Consolidated Balance Sheets                   At September 30,  At December 31,
                                                          1997             1996
Assets
Property:
 Land                                               $5,808,694       $5,808,694
 Buildings, building improvements and equipment     31,291,280       30,831,532
                                                    37,099,974       36,640,226
 Less accumulated depreciation                     (14,678,758)     (13,546,913)
                                                   -----------------------------
                                                    22,421,216       23,093,313

Cash and cash equivalents                            1,253,707        1,228,502
Restricted cash                                        204,215          232,330
Accounts and rent receivable,
 net of allowance for doubtful
 accounts of $5,444 in 1997 and 1996                    14,037           40,090
Deferred rent receivable                                95,491          205,718
Prepaid leasing costs and other assets,
 net of accumulated
 amortization of $662,216
 in 1997 and $805,502 in 1996                          686,797          563,611
  Total Assets                                     $24,675,463      $25,363,564
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses              $ 563,924         $249,517
  Due to affiliates                                     27,312            5,941
  Distribution payable                                 338,282          338,282
  Security deposits payable                            215,273          215,026
    Total Liabilities                                1,144,791          808,766
Minority Interest                                      263,477          263,477
Partners' Capital (Deficit):
 General Partners                                     (398,606)        (368,069)
 Limited Partners (109,378 units outstanding)       23,665,801       24,659,390
   Total Partners' Capital                          23,267,195       24,291,321
   Total Liabilities and Partners' Capital         $24,675,463     $ 25,363,564



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                            General        Limited
                                           Partners       Partners        Total
Balance at December 31, 1996              $(368,069)   $24,659,390  $24,291,321
Net loss                                        (93)        (9,187)      (9,280)
Distributions                               (30,444)      (984,402)  (1,014,846)
Balance at September 30, 1997             $(398,606)   $23,665,801  $23,267,195




Consolidated Statements of Operations
                             Three months ended            Nine months ended
                                September 30,                September 30,
                             1997            1996          1997            1996
Income
Rent                   $1,252,692      $1,243,728    $3,552,770      $3,916,969
Interest                   20,524          23,105        59,954          53,071
 Total Income           1,273,216       1,266,833     3,612,724       3,970,040
Expenses
Property operating        572,948         521,475     1,700,482       1,701,199
Depreciation and
amortization              538,877         518,444     1,553,613       1,556,943
General and
administrative            100,718          58,094       367,909         199,136
Bad debt expense                _          33,361             _          33,361
 Total Expenses         1,212,543       1,131,374     3,622,004       3,490,639
Net Income (Loss)         $60,673        $135,459       $(9,280)       $479,401
Net Income (Loss)
Allocated:
To the General Partners      $607          $1,355          $(93)         $4,794
To the Limited Partners    60,066         134,104        (9,187)        474,607
                         -------------------------------------------------------
                          $60,673        $135,459       $(9,280)       $479,401
Per limited partnership unit
(109,378 outstanding)        $.55           $1.23         $(.08)          $4.34




Consolidated Statements of Cash Flows
For the nine months ended September 30,                   1997             1996
Cash Flows From Operating Activities
Net income (loss)                                      $(9,280)        $479,401
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
 Depreciation                                        1,384,932        1,379,191
 Amortization                                          168,681          177,752
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
   Restricted cash                                      28,115            6,021
   Accounts and rent receivable,net                     26,053           (7,321)
   Deferred rent receivable                            110,227           12,518
   Prepaid leasing costs and other assets             (291,867)        (139,595)
   Accounts payable and accrued expenses               314,407          297,552
   Due to affiliates                                    21,371          (10,578)
   Security deposits payable                               247              638
Net cash provided by operating activities            1,752,886        2,195,579
Cash Flows From Investing Activities
  Additions to real estate                            (712,835)        (275,545)
Net cash used for investing activities                (712,835)        (275,545)
Cash Flows From Financing Activities
 Cash distributions                                 (1,014,846)      (2,740,368)
Net cash used for financing activities              (1,014,846)      (2,740,368)
Net increase (decrease) in cash and cash equivalents    25,205         (820,334)
Cash and cash equivalents, beginning of period       1,228,502        2,134,370
Cash and cash equivalents, end of period            $1,253,707       $1,314,036
Supplemental Disclosure of Non-Cash Operating Activities:
Write-off of fully amortized leasing costs            $311,967       $        _
Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated improvements           $253,087       $1,329,448



Notes to the Consolidated Financial Statements
The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996, and the statement of partner's capital (deficit) for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996, or the following material contingencies exist and requires disclosure in this interim report per Regulation S-
X, Rule 10-01, Paragraph (a)(5):

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

The Partnership had cash and cash equivalents totaling
$1,253,707 at September 30, 1997, largely unchanged from $1,228,502 at December 31, 1996. The Partnership also had restricted cash, which primarily consisted of security deposits, of $204,215 at September 30, 1997.

Accounts and rent receivable totaled $14,037 at September 30, 1997, compared to $40,090 at December 31, 1996. The decrease is primarily due to the receipt of past due rents from tenants at Fort Lauderdale Commerce Center and Three Financial Centre.

Deferred rent receivable totaled $95,491 at September 30, 1997, compared to $205,718 at December 31, 1996. The decrease is largely due to the amortization of deferred rent associated with older leases at all of the Partnership's properties. Prepaid leasing costs and other assets, net of accumulated amortization, totaled $686,797 at September 30, 1997, compared to $563,611 at December 31, 1996. The increase is largely due to the payment of leasing commissions in connection with new and renewal leases.

Accounts payable and accrued expenses totaled $563,924 at September 30, 1997, compared with $249,517 at December 31,1996. The increase is largely due to the timing of payments of real estate taxes. Due to affiliates increased to $27,312 at September 30, 1997, from $5,941 at December 31, 1996, primarily reflecting the reimbursement of certain expenses incurred in servicing the Partnership, as described below under "Results of Operations."

The Partnership's third quarter cash distribution, in the amount of $3.00 per Unit, will be paid to limited partners on or about November 20, 1997 and will be funded from Partnership operations. In light of the decision to begin marketing all four properties, the Partnership may need to make capital improvements to better position the properties for sale. In order to fund these improvements and maintain adequate cash reserves, it may be necessary to suspend distributions in the future. It is important to note, however, that as the properties are sold, the net sales proceeds will be distributed to the partners.

As of September 30, 1997, lease levels at each of the Properties were as follows: Metro Park Executive Center - 83%;
Fort Lauderdale Commerce Center -91%; Three Financial Centre - 92%; and Quorum II Office Building - 94%.

Results of Operations

Rental income totaled $1,252,692 and $3,552,770 for the three and nine months ended September 30, 1997, respectively, compared with $1,243,728 and $3,916,969 for the comparable periods a year earlier. The decrease for the nine-month period is largely attributable to lower occupancy at Quorum II Office Building. Additionally, rental income was higher in 1996 due to the collection of a lease cancellation fee in 1996, and to the accounting of rental concessions associated with leasing activity at Three Financial Centre.

Property operating expenses totaled $572,948 and $1,700,482 for the three and nine months ended September 30, 1997, respectively, largely unchanged from $521,475 and $1,701,199 for the comparable 1996 periods. Depreciation and amortization totaled $538,877 and $1,553,613 for the three and nine months ended September 30, 1997, respectively, largely unchanged from $518,444 and $1,556,943 for the comparable periods in 1996.

General and administrative expenses for the three and nine months ended September 30, 1997, were $100,718 and $367,909, respectively, compared with $58,094 and $199,136 for the same periods in 1996. During the 1997 periods, certain expenses incurred by Real Estate Services VII, Inc., its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of Real Estate Services VII, Inc. in prior periods, were reimbursable to Real Estate Services VII, Inc. and its affiliates. The increase is also due to higher legal costs relating to litigation with a tenant at Quorum II and higher postage and printing costs due to tender offer activity.

Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

                    (27)  Financial Data Schedule

          (b)  Reports on Form 8-K.   No reports on Form 8-K
               were filed during the quarter ended September 30, 1997.


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



                            COMMERCIAL PROPERTIES 3, L.P.
                       BY:  Real Estate Services VII, Inc.
                            General Partner



Date: November 12, 1997      BY:  /s/Jeffrey C. Carter
                                 Director,  President and
                                 Chief Financial Officer