Form 10-K
period 1997-12-31
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1998-03-31
CIK 725767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number:  0-13341


                         COMMERCIAL PROPERTIES 3, L.P.
                 (formerly Hutton/GSH Commercial Properties 3)
              Exact name of registrant as specified in its charter


           Virginia                                     11-2680561
State or other jurisdiction of
incorporation or organization                I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor                          10285
New York, NY   ATTN: Andre Anderson                          zip code
Address of principal executive offices

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

Portions of Parts I, II and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.


                            PART I Item 1.  Business

(a)  General Development of Business

Commercial Properties 3, L.P. (the "Registrant" or the "Partnership") (formerly Hutton/GSH Commercial Properties 3), is a Virginia limited partnership formed on April 19, 1984, of which Real Estate Services VII, Inc. ("RE Services"), formerly Hutton Real Estate Services VII, Inc. (See Item 10. "Certain Matters Involving Affiliates"), and HS Advisors III, Ltd. ("HS Advisors"), are the general partners (the "General Partners"). Commencing December 13, 1983, the Registrant began offering through E.F. Hutton & Company Inc., a former affiliate of the Registrant, up to a maximum of 120,000 units of limited partnership interest (the "Units") at $500 per Unit. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 2-85936, which Registration Statement was declared effective on December 13, 1983.

The offering of Units was terminated on August 9, 1984. Upon termination of the offering, the Registrant had accepted subscriptions for 109,378 Units for an aggregate of $54,689,000. After deducting offering costs and initial working capital reserves, approximately $46,000,000 was available for investment in real estate. Of such proceeds, $44,995,452 was invested in an office and light industrial complex, one limited partnership and two joint ventures, each of which owns a specific office building (the "Properties"), and $1,093,780 of uncommitted funds were distributed to the Limited Partners as a return of capital on May 15, 1986. The Registrant also distributed $437,512 in 1986 and $218,756 in 1985 to the Limited Partners as a return of capital, which sums represented the excess of the initial working capital reserves set aside for present and future operating requirements. To the extent that funds committed for investment or held as a working capital reserve have not been expended (and have not otherwise been distributed to the Limited Partners as a return of capital), the Registrant has invested such funds in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal, in accordance with the Registrant's investment objectives and policies.

(b) Financial Information About Industry Segment

The Registrant's sole business is the ownership and operation of the Properties. All of the Registrant's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)  Narrative Description of Business

Incorporated by reference to Note 1 "Organization" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

The Registrant's principal investment objectives with respect to the Properties (in no particular order of priority) are:


     Capital appreciation.

     Distributions of net cash from operations attributable to rental income.

     Preservation and protection of capital.

     Equity build-up through principal reduction of mortgage loans, if any, on the Properties.

Distributions of net cash from operations will be the Registrant's objective during its operational phase, while the preservation and appreciation of capital will be the Registrant's long-term objective. Future distributions will be made from rental operations with respect to the Registrant's investment in the Properties, as well as from interest on short-term investments and return of capital. The attainment of the Registrant's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's Properties are located, especially with regard to achievement of capital appreciation. The Registrant expects to sell its Properties at such time or times as it deems appropriate (see Item 7), taking into consideration such factors as market conditions for these types of properties, leasing conditions, property cash flow and the possible risks of continued ownership. No Property will be sold, financed or refinanced by the Registrant without agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the Properties will not be reinvested but will be distributed to the Limited Partners as a return of capital, so that the Registrant, in effect, will be self-liquidating. As partial payment for Properties sold, the Registrant may receive purchase money obligations collateralized by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in net proceeds from sale or refinancing (distributable to the Limited Partners) until and to the extent the obligations are realized in cash, sold or otherwise liquidated.

(d)  Competition
The Properties are subject to competition from similar types of properties located in the same vicinity. The business of owning and operating commercial office buildings in the area where the Properties are located is highly competitive, and the Partnership competes with a number of established companies, some of which have greater resources than the Partnership. For a discussion of current commercial real estate market conditions in Little Rock, Arkansas; Dallas, Texas; Fort Lauderdale and Fort Myers, Florida, see the section entitled "Property Profiles & Leasing Update" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

(e)  Employees

The Registrant has no employees.


Item 2.  Properties

Description of Properties and material leases incorporated by reference to the section entitled "Property Profiles & Leasing Update" and Note 5 "Rental Income Under Operating Leases" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.


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

No matter was submitted to a vote of Unitholders during the fourth quarter of 1997.


                               PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Unitholder Matters

(a) Market Information

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b) Holders

As of December 31, 1997, the number of holders of Units was 5,181.


(c) Distributions

Cash distributions paid to the Limited Partners for the two years ended December 31, 1997 and December 31, 1996 are incorporated by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled "Financial Highlights" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The General Partners have commenced marketing the properties for sale and are in the process of selecting real estate brokers to assist in their marketing efforts. There can be no assurance as to when the properties will be sold, or that any sale, if completed, will result in a particular price.

The Partnership had cash and cash equivalents totaling $1,273,014 at December 31, 1997, largely unchanged from $1,228,502 at December 31, 1996. The Partnership also had restricted cash, which primarily consists of security deposits, of $222,883 at December 31, 1997, also largely unchanged from a year earlier.

Deferred rent receivable totaled $152,030 at December 31, 1997, compared to $205,718 at December 31, 1996. The decrease is largely due to the amortization of deferred rent associated with older leases at all of the Partnership's properties. Prepaid leasing costs and other assets, net of accumulated amortization, totaled $704,043 at December 31, 1997, compared to $563,611 at December 31, 1996. The increase is largely due to the payment of leasing commissions in connection with new and renewal leases.

Accounts payable and accrued expenses totaled $437,027 at December 31, 1997, compared with $249,517 at December 31, 1996. The increase is largely due to the timing of payments of real estate taxes for all four Properties, whereas the balance for year-end 1996 represents the accrual for Three Financial Centre only. Due to affiliates increased to $55,270 at December 31, 1997, from $5,941 at December 31, 1996, primarily reflecting the reimbursement of certain expenses incurred in servicing the Partnership, as described below under "Results of Operations."

A discussion of material leases at the Partnership's Properties, is incorporated herein by reference to the section entitled "Property Profiles & Leasing Update" contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

The Partnership paid distributions of net cash from operations to the Limited Partners of $12.00 per Unit for the year ended December 31, 1997. Further details regarding cash distributions is incorporated herein by reference to the section entitled Message to Investors contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.

Results of Operations

1997 vs 1996

Partnership operations resulted in net income of $42,860 for the year ended December 31, 1997, compared to $567,637 in 1996. The decrease in 1997 is primarily attributable to lower rental income and higher property operating and general and administrative expenses.

Rental income totaled $5,031,723 for the year ended December 31, 1997, compared with $5,209,134 in 1996. The decrease is largely attributable to lower average occupancy at Fort Lauderdale Commerce Center and Metro Park Executive Center. Additionally, rental income was higher in 1996 due to the collection of a lease cancellation fee of $60,000 in 1996, and to the accounting for rental concessions associated with leasing activity at Three Financial Centre.

Property operating expenses totaled $2,392,473 for the year ended December 31, 1997, compared with $2,291,679 in 1996. The increase is primarily due to various tenant and building improvements done at each of the Partnership's properties. Depreciation and amortization totaled $2,089,050 for year ended December 31, 1997, largely unchanged from $2,074,246 in 1996.

General and administrative expenses for the year ended December 31, 1997, were $477,582 compared with $269,716 in 1996. As of January 1, 1997, certain expenses incurred by Real Estate Services VII, Inc., its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of Real Estate Services VII, Inc. in prior periods, were reimbursable to Real Estate Services VII, Inc. and its affiliates. The increase is also due to higher legal costs relating to litigation with a tenant at Quorum II and higher postage and printing costs due to tender offer activity.

As of December 31, 1997, lease levels at each of the Properties were as follows: Metro Park Executive Center - 86%; Fort Lauderdale Commerce Center -82%; Three Financial Centre 95%; and Quorum II Office Building - 91%.

1996 vs. 1995

Partnership operations resulted in net income of $567,637 for the year ended December 31, 1996, compared to a net loss of $3,631,162 in 1995. The change from net loss in 1995 to net income in 1996 is primarily attributable to a $3,928,998 loss recognized in 1995 on the write down of the Quorum II Office Building to its estimated fair value pursuant to the requirements of FAS 121.

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


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                               PART III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers and directors. RE Services and HS Advisors, the General Partners of the Registrant, jointly manage and control the affairs of the Registrant and have general responsibility and authority in all matters affecting its business.

Real Estate Services VII, Inc.
Real Estate Services VII, Inc., is a Delaware corporation formed on August 2, 1982 and is an affiliate of Lehman Brothers Inc. ("Lehman"). See the section captioned "Certain Matters Involving Hutton Affiliates" below for a description of the Hutton Group's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated, which resulted in a change in the general partner's name. The names and ages of, as well as the positions held by, the directors and executive officers of RE Services are set forth below. There are no family relationships between any officer or director and any other officer or director.

Certain officers and directors of RE Services are now serving (or in the past have served) as officers and directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnership's assets from loss through foreclosure.

Name                   Office
Rocco F. Andriola      Director
Jeffrey C. Carter      Director, President and Chief Financial Officer
Michael T. Marron      Vice President

Rocco F. Andriola, 39, is a Managing Director of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Jeffrey C. Carter, 52, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Michael T. Marron, 34, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received his B.S. degree from the State University of New York at Albany and an M.B.A. from Columbia University.

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

Name                Office
Mark P. Mikuta      President
Jerry L. Moore      Executive Vice President
Julie R. Adie       Vice President, Treasurer and Secretary


Mark P. Mikuta, 44, is Senior Vice President of Goodman Segar Hogan, Inc. and is Vice President and Controller of Dominion Capital, Inc., a wholly- owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Jerry L. Moore, 48, is Chief Executive Officer of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). GSHH currently has over 325 employees and offices in Washington, D.C., Richmond, Norfolk, Newport News, Raleigh/Durham and Atlanta. Mr. Moore is responsible for management of existing operations of the company and is charged with building GSHH's presence in existing and new markets. Prior to GSHH, Mr. Moore was Senior Vice President of Dominion Land Management Co., the real estate development unit of Dominion Capital, Inc. Dominion Capital is a wholly owned subsidiary of Dominion Resources, Inc. Mr. Moore received a B.A. degree from Austin College in 1971. He is a member of the Urban Land Institute Small Scale Development Council; is on the Executive Committee of GVA North Alliance; and is on the Board of Directors of the Hampton Roads Economic Development Alliance.

Julie R. Adie, 43, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. Degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of December 31, 1997.

(b)  Security Ownership of Management

No officer or director of the General Partners beneficially owned or owned of record directly or indirectly any Units of the Registrant as of December 31, 1997.

(c)  Changes In Control

None.

Item 13.  Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, for the year ended December 31, 1997, $67,729 of the Registrant's income was allocated to the General Partners ($33,865.50 to RE Services and $33,865.50 to HS Advisors). For a description of the allocation of net cash from operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 45 through 48 of the Prospectus of Registrant dated December 13, 1983 (the "Prospectus"), contained in Amendment No. 1 to Registrant's Registration Statement No. 2-85936, under the section captioned "Distributions and Allocations," which section is incorporated herein by reference thereto.

The Registrant may enter into one or more property management agreements with GSH pursuant to which GSH will provide certain property management services with respect to certain Properties owned by the Registrant or its joint ventures. For such services GSH will be entitled to receive a management fee as described under the section captioned "Investment Objectives and Policies - Management of Properties" in the Prospectus, which section is incorporated herein by reference thereto. Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain affiliates may be reimbursed by the Registrant for certain costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by Real Estate Services VII, Inc. and its affiliates in servicing the Partnership to the extent permitted by the Partnership Agreement In prior years, affiliates of Real Estate Services VII, Inc. had voluntarily absorbed these expenses. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 6 "Transactions With the General Partners and Affiliates" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997 filed as an exhibit under Item 14.


                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

                                                                Page
                                                               Number
(1) Financial Statements:

Report of Independent Auditors                                  (1)

Consolidated Balance Sheets - At December 31, 1997 and 1996     (1)

Consolidated Statements of Partners' Capital (Deficit) -
For the years ended December 31, 1997, 1996 and 1995            (1)

Consolidated Statements of Operations -
For the years ended December 31, 1997, 1996 and 1995            (1)

Consolidated Statements of Cash Flows -
For the years ended December 31, 1997, 1996 and 1995            (1)

Notes to the Consolidated Financial Statements                  (1)

(2) Financial Statement Schedule:

    Schedule III - Real Estate and Accumulated Depreciation     F-1

       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as exhibit 13.

  (b)  Reports on Form 8-K filed in the fourth quarter of calendar year
       1997:

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

     (B) First Amendment to Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit 4(B) of the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1984 (the "1984 Annual Report").

     (C) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit 3.1 to the 1983 Registration Statement).

(10) (A) Agreements relating to Quorum II Office Building (included as, and incorporated herein by reference to, Exhibit (10)(A) to the 1984 Annual Report).

     (B) Agreements relating to Three Financial Centre Office Building (included as,and incorporated herein by reference to, Exhibit (10)(B) to the 1984 Annual Report).

     (C) Agreements relating to Fort Lauderdale Commerce Center (included as, and incorporated herein by reference to, Exhibit (10)(C) to the 1984 Annual Report).

     (D) Agreements relating to Metro Park Executive Center (included as, and incorporated herein by reference to, Exhibit (10)(D) to the 1984 Annual Report).

(13) Annual report to the Unitholders for the year ended December 31, 1997.

(23) Consent of Independent Auditors.

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




                         COMMERCIAL PROPERTIES 3, L.P.

                           BY:  HS Advisors III, Ltd.
                                General Partner

                                Hogan Stanton Investment, Inc.
                                General Partner



Dated: March 26, 1998           BY:          /s/Mark P. Mikuta
                                Name:        Mark P. Mikuta
                                Title:       President



                         BY:    Real Estate Services VII, Inc.
                                General Partner



Dated:   March 26, 1998         BY:          /s/Jeffrey C. Carter
                                Name:        Jeffrey C. Carter
                                Title:       Director, President and Chief
                                             Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.

                         REAL ESTATE SERVICES VII, INC.
                               A General Partner


Dated:   March 26, 1998
                                BY:          /s/Rocco F. Andriola
                                Name:        Rocco F. Andriola
                                Title:       Director


Dated:   March 26, 1998
                                BY:          /s/Jeffrey C. Carter
                                Name:        Jeffrey C. Carter
                                Title:       Director, President and Chief
                                             Financial Officer


Dated:   March 26, 1998
                                BY:          /s/Michael T. Marron
                                Name:        Michael T. Marron
                                Title:       Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


                             HS ADVISORS III, LTD.
                               A General Partner


Dated:   March 26, 1998
                                BY:          /s/Mark P. Mikuta
                                             Mark P. Mikuta
                                             President of Hogan Stanton
                                             Investment, Inc., as general
                                             partner of HS Advisors III, Ltd.


Dated:   March 26, 1998
                                BY:          /s/Jerry L. Moore
                                             Jerry Moore
                                             Executive Vice President of
                                             Hogan Stanton Investment, Inc.,
                                             as general partner of

                         HS Advisors III, Ltd.



Dated:   March 26, 1998
                                BY:          /s/Julie R. Adie
                                             Julie R. Adie
                                             Vice President, Secretary and
                                             Treasurer of Hogan Stanton
                                             Investments, Inc.
                                             as general partner of HS Advisors
                                             III, Ltd.