Form 10-Q
period 1998-03-31
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1998-05-15
CIK 725767

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended March 31, 1998

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



Consolidated Balance Sheets
                                              At March 31,      At December 31,
                                                     1998                 1997
Assets
Property:
  Land                                        $ 5,808,694          $ 5,808,694
  Buildings, building improvements
   and equipment                               31,359,870           31,133,800
                                               37,168,564           36,942,494
  Less accumulated depreciation               (15,397,331)         (14,910,677)
                                               21,771,233           22,031,817
Cash and cash equivalents                       1,322,629            1,273,014
Restricted cash                                   219,199              222,883
Accounts and rent receivable, net of
 allowance for doubtful accounts of
 $5,444 in 1998 and 1997                          142,770               80,601
Deferred rent receivable                          115,243              152,030
Prepaid leasing costs and other assets,
 net of accumulated amortization of
 $724,994 in 1998 and $664,496 in 1997            675,256              704,043
        Total Assets                          $24,246,330          $24,464,388
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses       $   435,260          $   437,027
  Due to affiliates                                52,496               55,270
  Distribution payable                            563,804              338,282
  Prepaid rent                                         --               58,937
  Security deposits                               222,199              222,883
        Total Liabilities                       1,273,759            1,112,399
Minority interest                                 398,996              370,936
Partners' Capital (Deficit):
  General Partners                               (356,283)            (340,932)
  Limited Partners
  (109,378 units outstanding)                  22,929,858           23,321,985
        Total Partners' Capital                22,573,575           22,981,053
        Total Liabilities and
         Partners' Capital                    $24,246,330          $24,464,388



Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1998
                                         General        Limited
                                        Partners       Partners         Total
Balance at December 31, 1997         $  (340,932)   $23,321,985   $22,981,053
Net Income                                 1,563        154,763       156,326
Distributions                            (16,914)      (546,890)     (563,804)
Balance at March 31, 1998            $  (356,283)   $22,929,858   $22,573,575



Consolidated Statements of Operations
For the three months ended March 31,                      1998           1997
Income
Rental                                             $ 1,382,802    $ 1,178,689
Interest                                                17,937         18,654
  Total income                                       1,400,739      1,197,343
Expenses
Property operating                                     579,272        552,168
Depreciation and amortization                          547,152        505,760
General and administrative                              89,929        146,722
  Total expenses                                     1,216,353      1,204,650
Net income (loss) before minority interest             184,386         (7,307)
Minority interest                                      (28,060)            --
  Net Income (Loss)                                  $ 156,326     $   (7,307)
Net Income (Loss) Allocated:
To the General Partners                                  1,563            (73)
To the Limited Partners                                154,763         (7,234)
                                                     $ 156,326     $   (7,307)
Per limited partnership unit
(109,378 outstanding)                                   $ 1.41        $ (0.07)



Consolidated Statements of Cash Flows
For the three months ended March 31,                      1998           1997
Cash Flows From Operating Activities
Net income (loss)                                   $  156,326      $  (7,307)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Minority interest                                    28,060             --
   Depreciation and amortization                       547,152        505,760
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities
        Restricted cash                                  3,684          6,387
        Accounts and rent receivable, net              (62,169)       (60,958)
        Deferred rent receivable                        36,787         39,420
        Prepaid leasing costs and other assets         (31,711)       (56,375)
        Accounts payable and accrued expenses           (1,767)       100,175
        Due to affiliates                               (2,774)        26,575
        Distribution payable                           222,522             --
        Prepaid rent                                   (58,937)            --
        Security deposits payable                         (684)        (9,384)
Net cash provided by operating activities              839,489        544,293
Cash Flows From Investing Activities
   Additions to real estate                           (226,070)       (68,898)
Net cash used for investing activities                (226,070)       (68,898)
Cash Flows From Financing Activities
   Cash distributions                                 (563,804)      (338,282)
Net cash used for financing activities                (563,804)      (338,282)
Net increase in cash and cash equivalents               49,615        137,113
Cash and cash equivalents, beginning of period       1,273,014      1,228,502
Cash and cash equivalents, end of period            $1,322,629     $1,365,615

Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated improvements         $       --     $  218,551



Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the statement of partner's capital (deficit) for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


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

The Partnership had cash and cash equivalents totaling $1,322,629 at March 31, 1998, compared to $1,273,014 at December 31, 1997. The increase is primarily due to net cash provided by operating activities exceeding net cash used for investing activities and cash distributions. The Partnership also had restricted cash, which primarily consists of security deposits, of $219,199 at March 31, 1998, largely unchanged from $222,883 at December 31, 1997.

Accounts and rent receivable totaled $142,770 at March 31, 1998, compared to $80,601 at December 31, 1997. The increase is mainly due to the timing of rental payments. Deferred rent receivable totaled $115,243 at March 31, 1998, compared to $152,030 at December 31, 1997. The decrease is largely due to the amortization of deferred rent associated with older leases at all of the Partnership's properties.

Prepaid rent decreased to $0 at March 31, 1998, compared to $58,937 at December 31, 1997 primarily due to the timing of rental payments.

A cash distribution in the amount of $5.00 per Unit will be paid to the Limited Partners on or about May 22, 1998. This distribution will be funded from the Partnership's first quarter operations and was declared after a review of the Partnership's anticipated future cash needs and current cash position. The timing and amount of future cash distributions will be reviewed quarterly by the General Partners.

Results of Operations

The Partnership's operations resulted in net income of $156,326, compared to a net loss of $7,307 for the three months ended March
31, 1997. The change from net loss to net income is primarily attributable to higher rental income.

Rental income totaled $1,382,802 for the three months ended March 31, 1998, compared to $1,178,689 for the corresponding period a year ago. The increase is largely attributable to higher occupancy at Quorum II Office Building, Metro Park Executive Center and Three Financial Centre. Interest income totaled $17,937 for the three months ended March 31, 1998, compared to $18,654 a year ago. The slight decrease is primarily attributable to the Partnership's lower average cash balances in 1998.

Property operating expenses totaled $579,272 for the three months ended March 31, 1998, compared to $552,168 for the three months ended March 31, 1997. The increase is primarily due to higher real estate taxes at Quorum II Office Building and Fort Lauderdale Commerce Center. Depreciation and amortization totaled $547,152 for the three months ended March 31, 1998, compared to $505,760 for the three months ended March 31, 1997. The increase is mainly due to building and tenant improvements completed during 1997 and the first quarter of 1998.

General and administrative expenses for the three months ended
March 31, 1998 were $89,929, compared to $146,722 for the same period in 1997. The decrease is primarily due to lower administrative, postage, printing, legal and professional expenses.

As of March 31, 1998, lease levels at each of the Properties were as follows: Metro Park Executive Center - 86%; Fort Lauderdale
Commerce Center - 86%;  Three Financial Centre - 94%; and Quorum
II Office Building - 94%.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended March 31, 1998.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         COMMERCIAL PROPERTIES 3, L.P.

                    BY:  Real Estate Services VII, Inc.
                         General Partner


Date: May 14, 1998       BY:  /s/ Jeffrey C. Carter
                              Director,  President and Chief
                              Financial Officer