Form 10-Q
period 1998-06-30
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1998-08-14
CIK 725767

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended June 30, 1998

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

                         (212) 526-3183
       Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes    X    No ____



Consolidated Balance Sheets                   At June 30,     At December 31,
                                                    1998                1997
Assets
Property:
  Land                                       $         _      $   5,808,694
  Buildings, building improvements
  and equipment                                        _         31,133,800
                                                       _         36,942,494
  Less accumulated depreciation                        _        (14,910,677)
                                                       -         22,031,817

Real estate assets held for disposition       22,133,777                  _

Cash and cash equivalents                      1,242,681          1,273,014
Restricted cash                                  226,578            222,883
Accounts and rent receivable, net of
 allowance for doubtful accounts of
 $5,444 in 1998 and 1997                         252,754             80,601
Deferred rent receivable                               _            152,030
Prepaid leasing costs and other assets,
 net of accumulated amortization of
 $664,496 in 1997                                104,961            704,043
        Total Assets                         $23,960,751      $  24,464,388

Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses      $   624,444      $     437,027
  Due to affiliates                               17,000             55,270
  Distribution payable                           563,804            338,282
  Prepaid rent                                         _             58,937
  Security deposits                              233,759            222,883
        Total Liabilities                      1,439,007          1,112,399
Minority interest                                407,619            370,936
Partners' Capital (Deficit):
  General Partners                              (372,153)          (340,932)
  Limited Partners
  (109,378 units outstanding)                 22,486,278         23,321,985
        Total Partners' Capital               22,114,125         22,981,053
        Total Liabilities and
         Partners' Capital                   $23,960,751      $  24,464,388



Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1998
                                         General        Limited
                                        Partners       Partners         Total

Balance at December 31, 1997         $  (340,932)  $ 23,321,985  $ 22,981,053
Net Income                                 2,607        258,073       260,680
Distributions                            (33,828)    (1,093,780)   (1,127,608)
Balance at June 30, 1998             $  (372,153)  $ 22,486,278  $ 22,114,125



Consolidated Statements of Operations

                           Three months ended June 30, Six months ended June 30,
                               1998          1997         1998        1997
Income
Rent                       $ 1,316,443  $ 1,121,389   $ 2,699,245  $ 2,300,078
Interest                        17,404       20,776        35,341       39,430
     Total Income            1,333,847    1,142,165     2,734,586    2,339,508
Expenses
Property operating             624,716      575,366     1,203,988    1,127,534
Depreciation and amortization  530,686      508,976     1,077,838    1,014,736
General and administrative      65,468      120,469       155,397      267,191
        Total Expenses       1,220,870    1,204,811     2,437,223    2,409,461
Net income (loss) before
 minority interest             112,977      (62,646)      297,363      (69,953)
Minority interest               (8,623)           _       (36,683)           _
  Net Income (Loss)        $   104,354  $   (62,646)  $   260,680   $  (69,953)
Net Income (Loss) Allocated:
To the General Partners    $     1,044  $      (626)  $     2,607   $     (699)
To the Limited Partners        103,310      (62,020)      258,073      (69,254)
                           $   104,354  $   (62,646)  $   260,680   $  (69,953)
Per limited partnership unit
(109,378 outstanding)           $  .94      $  (.57)      $  2.36      $  (.63)



Consolidated Statements of Cash Flows
For the six months ended June 30,                         1998            1997

Cash Flows From Operating Activities
Net income (loss)                                   $  260,680      $  (69,953)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Minority interest                                    36,683               _
   Depreciation and amortization                     1,077,838       1,014,736
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities
        Restricted cash                                 (3,695)          9,507
        Accounts and rent receivable, net             (172,153)        (16,038)
        Deferred rent receivable                        50,668          79,766
        Prepaid leasing costs and other assets        (153,590)       (187,793)
        Accounts payable and accrued expenses          187,417         189,680
        Due to affiliates                              (38,270)         31,439
        Prepaid rent                                   (58,937)              _
        Security deposits payable                       10,876         (16,362)
Net cash provided by operating activities            1,197,517       1,034,982
Cash Flows From Investing Activities
   Additions to real estate                           (325,764)       (201,250)
Net cash used for investing activities                (325,764)       (201,250)
Cash Flows From Financing Activities
   Cash distributions                                 (902,086)       (676,564)
Net cash used for financing activities                (902,086)       (676,564)
Net increase (decrease) in cash and cash equivalents   (30,333)        157,168
Cash and cash equivalents, beginning of period       1,273,014       1,228,502
Cash and cash equivalents, end of period            $1,242,681      $1,385,670

Supplemental Disclosure of Non-Cash Operating Activities
Write-off of fully amortized leasing costs
                                                    $        _      $  311,967

Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated improvements         $        _      $  253,087

Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General Partners' intent to sell the property, real estate held for investment, deferred rent receivable and prepaid leasing commissions in the amounts of $21,403,550, $101,362, and $628,865, respectively, were reclassified to "Real estate assets held for disposition" in June of 1998.



Notes to the Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations and cash flows for the six months ended June 30, 1998 and 1997 and the statement of partner's capital (deficit) for the six months ended June 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The Partnership's real estate assets, deferred rent receivable and prepaid leasing costs were reclassified on the consolidated balance sheets at June 30, 1998 to "Real estate assets held for disposition." Accordingly, the Partnership has suspended depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

No significant events have occurred subsequent to fiscal year
1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The General Partners have selected real estate brokerage firms to market the Partnership's properties for sale. While the General Partners currently anticipate that the properties will be sold during 1998, there can be no assurance that the sales will occur within this time frame.

In view of the anticipated sale of the properties in 1998, the Partnership's real estate has been recorded on the Partnership's June 30, 1998 balance sheet as "Real estate assets held for disposition." Real estate assets held for disposition at June 30, 1998 totaled $22,133,777.

The Partnership had cash and cash equivalents totaling $1,242,681 at June 30, 1998, compared to $1,273,014 at December 31, 1997. The slight decrease is primarily due to net cash used for investing and cash distributions exceeding net cash provided by operating activities. The Partnership also had restricted cash, which primarily consists of security deposits, of $226,578 at June 30, 1998, largely unchanged from $222,883 at December 31, 1997.

Accounts and rent receivable, net of allowance for doubtful accounts, totaled $252,754 at June 30, 1998, compared to $80,601 at December 31, 1997. The increase is mainly due to the timing of rental receipts. Deferred rent receivable totaled $0 at June 30, 1998, compared to $152,030 at December 31, 1997. The decrease is due to the amortization of deferred rent associated with older leases at all of the Partnership's properties, and the reclassification of certain deferred rents to "Real estate assets held for disposition."

Prepaid leasing costs totaled $104,961 at June 30, 1998, compared to $704,043 at December 31, 1997. The decrease is due to prepaid leasing costs in the amount of $628,865 reclassified to "Real estate assets held for disposition." The current balance primarily represents prepaid insurance.

Accounts payable and accrued expenses totaled $624,444 at June 30, 1998, compared to $437,027 at December 31, 1997. The increase is largely due to the accrual of real estate taxes for all four properties. Due to affiliates decreased to $17,000 at June 30, 1998, compared to $55,270 at December 31, 1997. The decrease reflects lower administrative reimbursement accruals during the 1998 period.

Prepaid rent decreased to $0 at June 30, 1998, compared to $58,937 at December 31, 1997 primarily due to the timing of rental payments.

The Partnership will pay a cash distribution to Limited Partners totaling $5.00 per Unit for the quarter ended June 30, 1998, on or about August 20, 1998. Since inception, the Partnership has paid total cash distributions of $183.81 per original $500 Unit, including $16.00 per Unit in return of capital payments which have reduced the Unit size from $500 to $484. In consideration of the Partnership's marketing efforts and the need to fund several capital improvements at the properties to better position them for sale, future distributions may be reduced or suspended.

Results of Operations

The Partnership's operations resulted in net income of $104,354 and $260,680, for the three and six months ended June 30, 1998, respectively, compared to a net loss of $62,646 and $69,953 in the corresponding 1997 periods. The change from net loss to net income is primarily attributable to higher rental income and lower general and administrative fees, partially offset by higher property operating expenses.

Rental income totaled $1,316,443 and $2,699,245 for the three and six months ended June 30, 1998, respectively, compared to $1,121,389 and $2,300,078 for the corresponding period a year ago. The increase is largely attributable to higher rental income at Quorum II Office Building, the occupancy of which increased on average for the quarter, although down at period end. Interest income totaled $17,404 and $35,341 for the three and six months ended June 30, 1998, respectively, compared to $20,776 and $39,430 a year ago. The slight decrease is primarily attributable to the Partnership's lower average cash balances in 1998.

Property operating expenses totaled $624,716 and $1,203,988 for the three and six months ended
June 30, 1998, respectively, compared to $575,366 and $1,127,534 for the three and six months ended
June 30, 1997. The increase is primarily due to higher real estate tax expense at Quorum II Office Building and Fort Lauderdale Commerce Center. Depreciation and amortization totaled $530,686 and $1,077,838 for the three and six months ended June 30, 1998, respectively, compared to $508,976 and $1,014,736 for the comparable periods a year earlier. The increase is mainly due to building and tenant improvements completed since June 30, 1997.

General and administrative expenses for the three and six months ended June 30, 1998 totaled $65,468 and $155,397, respectively, compared to $120,469 and $267,191 for the same periods in 1997. The decrease is primarily due to lower management, appraisal, postage and printing expenses.

As of June 30, 1998, lease levels at each of the Properties were as follows: Metro Park Executive Center - 79%; Fort Lauderdale
Commerce Center - 86%;  Three Financial Centre - 95%; and Quorum
II Office Building - 94%.



Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         COMMERCIAL PROPERTIES 3, L.P.

                         BY:  Real Estate Services VII, Inc.
                              General Partner



Date: August 13, 1998         BY:  /s/ Michael T. Marron
                                   Director,  President and Chief
                                   Financial Officer