Form 10-Q
period 1998-09-30
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1998-11-13
CIK 725767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
    ---              of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

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


3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson                      10285
Address of Principal Executive Offices                    Zip Code

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

                                  Yes X   No ____

CONSOLIDATED BALANCE SHEETS
                                             At September 30,   At December 31,
                                                        1998              1997
                                                ------------      ------------
Assets
Property:
  Land                                          $         --      $  5,808,694
  Buildings, building improvements
    and equipment                                         --        31,133,800
                                                ------------      ------------
                                                          --        36,942,494
  Less accumulated depreciation                           --       (14,910,677)
                                                ------------      ------------
                                                          --        22,031,817

Real estate assets held for disposition           22,387,310                --

Cash and cash equivalents                          1,618,590         1,273,014
Restricted cash                                      230,904           222,883
Accounts and rent receivable, net of
  allowance for doubtful accounts of $5,444
  in 1998 and 1997                                    55,310            80,601
Deferred rent receivable                                  --           152,030
Prepaid leasing costs and other assets, net
  of accumulated amortization of $664,496
  in 1997                                             87,921           704,043
                                                ------------      ------------
      Total Assets                              $ 24,380,035      $ 24,464,388
                                                ============      ============
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses         $    744,289      $    437,027
  Due to affiliates                                   34,100            55,270
  Distribution payable                                    --           338,282
  Prepaid rent                                            --            58,937
  Security deposits                                  235,085           222,883
                                                ------------      ------------
      Total Liabilities                            1,013,474         1,112,399
                                                ------------      ------------
Minority interest                                    440,717           370,936
                                                ------------      ------------
Partners' Capital (Deficit):
  General Partners                                  (364,036)         (340,932)
  Limited Partners (109,378 units
    outstanding)                                  23,289,880        23,321,985
                                                ------------      ------------
      Total Partners' Capital                     22,925,844        22,981,053
                                                ------------      ------------
      Total Liabilities and Partners' Capital   $ 24,380,035      $ 24,464,388
                                                ============      ============


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the nine months ended September 30, 1998
                                         General        Limited
                                        Partners       Partners          Total
                                       ---------    -----------    -----------
Balance at December 31, 1997           $(340,932)   $23,321,985    $22,981,053
Net Income                                10,724      1,061,675      1,072,399
Distributions                            (33,828)    (1,093,780)    (1,127,608)
                                       ---------    -----------    -----------
Balance at September 30, 1998          $(364,036)   $23,289,880    $22,925,844
                                       =========    ===========    ===========

CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Three months ended         Nine months ended
                                        September 30,             September 30,
                                   1998         1997         1998         1997
                             ----------   ----------   ----------   ----------
Income
Rent                         $1,531,802   $1,252,692   $4,231,047   $3,552,770
Interest                         16,486       20,524       51,827       59,954
                             ----------   ----------   ----------   ----------
      Total Income            1,548,288    1,273,216    4,282,874    3,612,724
                             ----------   ----------   ----------   ----------
Expenses
Property operating              579,608      572,948    1,783,596    1,700,482
Depreciation and
  amortization                       --      538,877    1,077,838    1,553,613
General and
  administrative                123,863      100,718      279,260      367,909
                             ----------   ----------   ----------   ----------
      Total Expenses            703,471    1,212,543    3,140,694    3,622,004
                             ----------   ----------   ----------   ----------
Net income (loss) before
  minority interest             844,817       60,673    1,142,180       (9,280)
Minority interest               (33,098)          --      (69,781)          --
                             ----------   ----------   ----------   ----------
      Net Income (Loss)      $  811,719   $   60,673   $1,072,399   $   (9,280)
                             ==========   ==========   ==========   ==========
Net Income (Loss) Allocated:
To the General Partners      $    8,117   $      607   $   10,724   $      (93)
To the Limited Partners         803,602       60,066    1,061,675       (9,187)
                             ----------   ----------   ----------   ----------
                             $  811,719   $   60,673   $1,072,399   $   (9,280)
                             ==========   ==========   ==========   ==========
Per limited partnership unit
(109,378 outstanding)            $ 7.35       $  .55       $ 9.71       $ (.08)
                                 ------       ------       ------       ------

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
                                                          1998            1997
                                                   -----------     -----------
Cash Flows From Operating Activities
Net income (loss)                                  $ 1,072,399     $    (9,280)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Minority interest                                     69,781              --
  Depreciation and amortization                      1,077,838       1,553,613
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                                     (8,021)         28,115
    Accounts and rent receivable, net                   25,291          26,053
    Deferred rent receivable                            50,521         110,227
    Prepaid leasing costs and other assets            (246,640)       (291,867)
    Accounts payable and accrued expenses              307,262         314,407
    Due to affiliates                                  (21,170)         21,371
    Prepaid rent                                       (58,937)             --
    Security deposits payable                           12,202             247
                                                   -----------     -----------
Net cash provided by operating activities            2,280,526       1,752,886
                                                   -----------     -----------
Cash Flows From Investing Activities
  Additions to real estate                            (469,060)       (712,835)
                                                   -----------     -----------
Net cash used for investing activities                (469,060)       (712,835)
                                                   -----------     -----------
Cash Flows From Financing Activities
  Cash distributions                                (1,465,890)     (1,014,846)
                                                   -----------     -----------
Net cash used for financing activities              (1,465,890)     (1,014,846)
                                                   -----------     -----------
Net increase in cash and cash equivalents              345,576          25,205
Cash and cash equivalents, beginning of period       1,273,014       1,228,502
                                                   -----------     -----------
Cash and cash equivalents, end of period           $ 1,618,590     $ 1,253,707
                                                   ===========     ===========
Supplemental Disclosure of Non-Cash
Operating Activities:
Write-off of fully amortized leasing costs         $        --     $   311,967
                                                   -----------     -----------
Supplemental Disclosure of Non-Cash
Investing Activities:
Write-off of fully depreciated improvements        $        --     $   253,087
                                                   -----------     -----------

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

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997 and the statement of partners' capital (deficit) for the nine months ended September 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The Partnership's real estate assets, deferred rent receivable and prepaid leasing costs were reclassified on the consolidated balance sheets at June 30, 1998 to "Real estate assets held for disposition." Accordingly, the Partnership has suspended depreciation and amortization in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

The General Partners are currently marketing three of the Partnership's four remaining properties for sale. While it is anticipated that the properties will be sold by the end of the first quarter of 1999, there can be no assurance that the sales will occur within this time frame.

In view of the anticipated sale of the properties, the Partnership's real estate has been recorded on the Partnership's September 30, 1998 balance sheet as "Real estate assets held for disposition." Real estate assets held for disposition at September 30, 1998 totaled $22,387,310.

The Partnership had cash and cash equivalents totaling $1,618,590 at September 30, 1998, compared to $1,273,014 at December 31, 1997. The increase is primarily due to net cash provided by operating activities exceeding cash used for investing activities and distributions. The Partnership also had restricted cash, which primarily consists of security deposits of $230,904 at September 30, 1998, largely unchanged from $222,883 at December 31, 1997.

Accounts and rent receivable, net of allowance for doubtful accounts, totaled $55,310 at September 30, 1998, compared to $80,601 at December 31, 1997. The decrease is mainly due to the timing of rental receipts. Deferred rent receivable totaled $-0- at September 30, 1998, compared to $152,030 at December 31, 1997. The decrease is due to the amortization of deferred rent associated with older leases at all of the Partnership's properties, and the reclassification of certain deferred rents to "Real estate assets held for disposition."

Prepaid leasing costs and other assets totaled $87,921 at September 30, 1998, compared to $704,043 at December 31, 1997. The decrease is due to the reclassification of prepaid leasing costs to "Real estate assets held for disposition." The current balance primarily represents prepaid insurance.

Accounts payable and accrued expenses totaled $744,289 at September 30, 1998, compared to $437,027 at December 31, 1997. The increase is largely due to the accrual of real estate taxes for all four properties.

Prepaid rent decreased to $-0- at September 30, 1998, compared to $58,937 at December 31, 1997 primarily due to the timing of rental payments.

Since inception, the Partnership has paid total cash distributions of $183.81 per original $500 Unit, including $16.00 per Unit in return of capital payments which have reduced the Unit size from $500 to $484. In consideration of the Partnership's marketing efforts and the need to fund several capital improvements at the properties to better position them for sale, cash distributions were suspended commencing with the 1998 third quarter distribution which would have been paid in November. Once the properties are sold, the
General Partners will distribute the net proceeds, together with the Partnership's remaining cash reserves (after payment of a provision for the Partnership's liabilities and expenses), and dissolve the Partnership.

Results of Operations

The Partnership's operations resulted in net income of $811,719 and $1,072,399, for the three and nine months ended September 30, 1998, respectively, compared to a net income (loss) of $60,673 and $(9,280) in the corresponding 1997 periods. The change from net loss to net income is primarily attributable to higher rental income and a decrease in depreciation expense due to the reclassification of the properties as "Real estate assets held for disposition."

Rental income totaled $1,531,802 and $4,231,047 for the three and nine months ended September 30, 1998, respectively, compared to $1,252,692 and $3,552,770 for the corresponding periods a year ago. The increase is largely attributable to higher rental income at Quorum II Office Building, the occupancy of which increased on average for the quarter, although down at period end. Interest income totaled $16,486 and $51,827 for the three and nine months ended September 30, 1998, respectively, compared to $20,524 and $59,954 a year ago. The slight decrease is primarily attributable to the Partnership's lower average cash balances in 1998.

Property operating expenses totaled $579,608 and $1,783,596 for the three and nine months ended September 30, 1998, respectively, compared to $572,948 and $1,700,482 a year ago. The increase is primarily due to higher real estate tax expense at Quorum II Office Building and Fort Lauderdale Commerce Center.

Depreciation and amortization expense totaled $-0- and $1,077,838 for the three and nine months ended September 30, 1998, respectively, compared with $538,877 and $1,553,613 for the corresponding periods in 1997. The Partnership suspended depreciation and amortization on July 1, 1998, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

General and administrative expenses for the three and nine months ended September 30, 1998 totaled $123,863 and $279,260, respectively, compared to $100,718 and $367,909 for the same periods in 1997. The decrease for the nine-month period is primarily due to lower management, appraisal, postage and printing expenses.

As of September 30, 1998, lease levels at each of the Properties were as follows: Metro Park Executive Center - 76%; Fort Lauderdale Commerce Center - 87%; Three Financial Centre - 92%; and Quorum II Office Building - 86%.


Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27) Financial Data Schedule

            (b) Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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



                              COMMERCIAL PROPERTIES 3, L.P.

                          BY: Real Estate Services VII, Inc.
                              General Partner



Date:  November 13, 1998       BY:  /s/Michael T. Marron
                                    Director, President and Chief
                                    Financial Officer