Form 10-K
period 1998-12-31
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1999-03-30
CIK 725767

1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  X             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
-----                 THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1998
                                             -----------------

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                 THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission file number: 0-13341
                                                 -------


                          COMMERCIAL PROPERTIES 3, L.P.
                  (formerly Hutton/GSH Commercial Properties 3)
                   -------------------------------------------
              Exact name of registrant as specified in its charter


         Virginia                                                 11-2680561
         --------                                                 ----------
State or other jurisdiction                                     I.R.S. Employer
of incorporation or organization                              Identification No.

3 World Financial Center, 29th Floor
New York, NY    Attn.:  Andre Anderson                               10285
---------------------------------------                              -----
Address of principal executive offices                             Zip code

Registrant's telephone number, including area code:  (212) 526-3183

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                 Title of Class

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -----

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Prospectus of Registrant dated December 13, 1983 (included in Amendment No. 1 to Registration Statement No. 2-85936, of Registrant filed December 13, 1983) are incorporated by reference to Part III.

Portions of Parts I, II and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

                                     PART I

Item 1. Business

(a) General Development of Business
    -------------------------------

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

(b) Financial Information About Industry Segment
    --------------------------------------------

The Registrant's sole business is the ownership and operation of the Properties. All of the Registrant's revenues, operating profit or losses and assets relate solely to such industry segment.

(c) Narrative Description of Business
    ---------------------------------

Incorporated by reference to Note 1 "Organization" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

The Registrant's principal investment objectives with respect to the Properties (in no particular order of priority) are:

1)  Capital appreciation.

2)  Distributions of net cash from operations attributable to rental income.

3)  Preservation and protection of capital.

4) Equity build-up through principal reduction of mortgage loans, if any, on the Properties.

Distributions of net cash from operations will be the Registrant's objective during its operational phase, while the preservation and appreciation of capital will be the Registrant's long-term objective. Future distributions will be made from rental operations with respect to the Registrant's investment in the Properties, as well as from interest on short-term investments and return of capital. The attainment of the Registrant's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's Properties are located, especially with regard to achievement of capital appreciation. The Registrant sold two of its Properties as of February 28, 1999, and is marketing the remaining two properties for sale (see Item 7). No Property will be sold, financed or refinanced by the Registrant without agreement of both General Partners. Proceeds from any future sale, financing or refinancing of the Properties will not be reinvested but will be distributed to the Limited Partners as a return of capital, so that the Registrant, in effect, will be self-liquidating. As partial payment for Properties sold, the Registrant may receive purchase money obligations collateralized by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in net proceeds from sale or refinancing (distributable to the Limited Partners) until and to the extent the obligations are realized in cash, sold or otherwise liquidated.

(d) Competition
    -----------

The Properties are subject to competition from similar types of properties located in the same vicinity. The business of owning and operating commercial office buildings in the area where the Properties are located is highly competitive, and the Partnership competes with a number of established companies, some of which have greater resources than the Partnership. For a discussion of current commercial real estate market conditions in the markets where the Partnership's two remaining Properties are located, see page 1 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

(e) Employees
    ---------

The Registrant has no employees.


Item 2. Properties

On January 12, 1999, the Partnership closed on the sale of Quorum II Office Building, and on February 9, 1999, the Partnership closed on the sale of Metro Park Executive Center. See Item 7 for a discussion of both sales. A description of the Partnership's two remaining Properties and their material leases is incorporated by reference to the section entitled "Property Profiles and Leasing Update" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.


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

No matter was submitted to a vote of Unitholders during the fourth quarter of 1998.

                                     PART II

Item 5. Market for Registrant's Limited Partnership
        Units and Related Unitholder Matters

(a) Market Information
    ------------------

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b) Holders
    -------

As of December 31, 1998, the number of holders of Units was 4,981.

(c) Distributions
    -------------

In consideration of the Partnership's marketing efforts and the need to fund several capital improvements at the properties to better position them for sale, cash distributions were suspended commencing with the 1998 third quarter distribution which would have been paid in November. The General Partners intend to distribute the net proceeds from the sale of Quorum II Office Building and Metro Park Business Center (see Item 7) shortly. Once the remaining properties are sold, the General Partners will distribute the net proceeds, together with the Partnership's remaining cash reserves (after payment of a provision for the Partnership's liabilities and expenses), and dissolve the Partnership.

The following distributions were paid to the Limited Partners for the two years ended December 31, 1998 and December 31, 1997.

Cash Distributions Per Limited Partnership Unit

                      First      Second       Third      Fourth
                    Quarter     Quarter     Quarter     Quarter      Total
                    -------     -------     -------     -------      -----
1997                 $ 3.00      $ 3.00      $ 3.00      $ 3.00     $12.00
1998                 $ 5.00      $ 5.00      $  --       $   --     $10.00


Item 6. Selected Financial Data

For The Years Ended December 31,
(dollars in thousands except per Unit data)

                                     1998      1997       1996        1995       1994
-------------------------------------------------------------------------------------
Total income                      $ 5,788   $ 5,109    $ 5,279     $ 5,158    $ 4,691
Net income (loss)                   1,747        43        568      (3,631)      (332)
Total assets                       25,007    24,464     25,364      27,842     32,837
Net cash from operations            2,951     2,194      2,560       2,168      1,859
Net income (loss) per Unit          14.89      (.23)      4.09      (32.87)     (3.00)
Cash distributions per
  Limited Partnership Unit          10.00     12.00      25.30 1     13.25       5.50
-------------------------------------------------------------------------------------

1 Includes a special cash distribution of $13.30 per Unit paid on March 29, 1996.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The General Partners are marketing the Properties for sale, and during 1998, engaged real estate brokers to assist in their marketing efforts. Accordingly, the Partnership's real estate assets, deferred rent receivable and prepaid leasing costs are reclassified on the consolidated balance sheets at December 31, 1998 to "Real estate assets held for disposition," and the Partnership suspended depreciation and amortization in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

On January 12, 1999, the Partnership completed the sale of Quorum II Office Building to an unaffiliated partnership, CMD Realty Investment Fund IV, L.P. ("CMD"), for a selling price of approximately $7,653,000, net of closing adjustments and selling costs. The selling price was determined by arm's length negotiations between the Partnership and CMD. The sale is expected to result in a gain on sale of real estate in the amount of approximately $2,953,000, which will be reflected in the Partnership's consolidated statement of operations for the three months ended March 31, 1999.

On February 9, 1999, the Partnership completed the sale of Metro Park Business Center to an unaffiliated partnership, Triad Properties Holdings, Ft. Myers, Ltd., ("TPH"), for a selling price of approximately $3,853,000, net of closing adjustments and selling costs. The selling price was determined by arm's length negotiations between the Partnership and TPH. The sale is expected to result in a gain on sale of real estate in the amount of approximately $634,000, which will be reflected in the Partnership's consolidated statement of operations for the three months ended March 31, 1999.

The General Partners are currently marketing the Partnership's remaining two properties for sale. On December 24, 1998, the Partnership executed a purchase and sale agreement with an unaffiliated buyer for Fort Lauderdale Commerce Center. The buyer conducted its due diligence review, and closing on the sale of the property is scheduled for March 31, 1999. While it is anticipated that the properties will be sold and the Partnership dissolved during 1999, there can be no assurance that the sales will occur within this time frame.

The Partnership had cash and cash equivalents totaling $2,246,926 at December 31, 1998, compared to $1,273,014 at December 31, 1997. The increase is primarily due to net cash provided by operating activities exceeding cash used for investing activities and distributions. The Partnership also had restricted cash of $143,536 at December 31, 1998, down from $222,883 at December 31, 1997, reflecting a decrease in tenant security deposits.

Accounts and rent receivable, net of allowance for doubtful accounts, totaled $136,156 at December 31, 1998, compared to $80,601 at December 31, 1997. The increase is mainly due to the timing of rental receipts at Quorum and Three Financial Center.

Accounts payable and accrued expenses totaled $512,546 at December 31, 1998, compared to $437,027 at December 31, 1997. The increase is largely due to the accrual of real estate taxes for all four properties.

Prepaid rent decreased to $-0- at December 31, 1998, compared to $58,937 at December 31, 1997, primarily due to the timing of rental payments.

The Partnership paid distributions of net cash from operations to the Limited Partners of $10.00 per Unit for the year ended December 31, 1998. In consideration of the Partnership's marketing efforts and the need to fund several capital improvements at the properties to better position them for sale, quarterly cash distributions were suspended commencing with the 1998 third quarter distribution which would have been paid in November. The General Partner intends to distribute the net proceeds from the sale of Quorum II Office Building and Metro Park Business Center shortly. Once the remaining properties are sold, the General Partners will distribute the net proceeds, together with the Partnership's remaining cash reserves (after payment of a provision for the Partnership's liabilities and expenses), and dissolve the Partnership.

A discussion of material leases at the Partnership's remaining Properties is incorporated herein by reference to page 1 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

Market Risk
-----------
The Partnership's principal market risk exposure is interest rate risk. The Partnership has no long-term debt and its remaining Properties have no mortgage debt. Accordingly, the Partnership's interest risk exposure is primarily limited to interest earned on the Partnership's cash and cash equivalents which are invested at short-term rates. Such risk is not considered material to the Partnership's operations.

Year 2000 Initiatives
---------------------
The Year 2000 compliance issue concerns the ability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

As noted above, the Partnership's remaining properties are currently being marketed for sale, and it is anticipated that the properties will be sold and the Partnership dissolved prior to December 31, 1999. In the event that the Partnership is not liquidated prior to December 31, 1999, potential Year 2000 issues relate primarily to outside vendors which provide property management and the Partnership's administrative services including accounting, tax preparation and transfer agent services. Such services are reliant on computer systems, software products and equipment which may or may not be Year 2000 compliant. It is anticipated that the cost of vendor compliance with Year 2000 problems will be borne primarily by vendors. Although it is not possible at present to give an estimate of the cost of this work to the Partnership, the General Partner does not expect such costs to have a material adverse impact on the Partnership's long term results of operations.

Results of Operations
---------------------

1998 vs 1997
------------

Partnership operations resulted in net income of $1,747,214 for the year ended December 31, 1998, compared to $42,860 in 1997. The increase in net income is primarily attributable to higher rental income and a decrease in depreciation expense due to the reclassification of the properties as "Real estate assets held for disposition."

Rental income totaled $5,719,841 for the year ended December 31, 1998, compared to $5,031,723 for the year ended December 31, 1997. The increase is attributable to higher rental income at all four properties, particularly at Metro Park Business Center and Quorum II Office Building, and an increase in average occupancy at Three Financial Center. Interest income totaled $68,146 for the year ended December 31, 1998, compared to $77,701 in 1997. The slight decrease is primarily attributable to the Partnership's lower average cash balances in 1998.

Property operating expenses totaled $2,323,191 for the year ended December 31, 1998, largely unchanged from $2,392,473 in 1997, as reductions in operating expenses at three of the properties were largely offset by an increase in property tax expense at the Quorum property.

Depreciation and amortization expense totaled $1,077,837 for the year ended December 31, 1998, compared with $2,089,050 in 1997. The Partnership suspended depreciation and amortization on July 1, 1998, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

General and administrative expenses for the year ended December 31, 1998 totaled $404,990, compared to $477,582 in 1997. The decrease is primarily due to lower management and appraisal expenses.

As of December 31, 1998, lease levels at each of the Properties were as follows:
Metro Park Executive Center - 86%; Fort Lauderdale Commerce Center - 85%; Three Financial Centre - 96%; and Quorum II Office Building - 83%.

1997 vs 1996
------------

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

As of December 31, 1997, lease levels at each of the Properties were as follows:
Metro Park Executive Center - 86%; Fort Lauderdale Commerce Center - 82%; Three Financial Centre - 95%; and Quorum II Office Building - 91%.


Item 8. Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as an exhibit under Item 14.


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

Real Estate Services VII, Inc.
------------------------------
Real Estate Services VII, Inc., is a Delaware corporation formed on August 2, 1982 and is an affiliate of Lehman Brothers Inc. ("Lehman"). See the section captioned "Certain Matters Involving Hutton Affiliates" below for a description of the Hutton Group's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated, which resulted in a change in the general partner's name. The names and ages of, as well as the positions held by, the directors and executive officers of RE Services are set forth below. There are no family relationships between any officer or director and any other officer or director.

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

      Name                       Office
      ----                       ------
      Rocco F. Andriola          Director
      Michael T. Marron          Director, President and Chief Financial Officer
      William T. McDermott       Vice President

Rocco F. Andriola, 40, is a Managing Director of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Michael T. Marron, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received his B.S. degree from the State University of New York at Albany and an M.B.A. from Columbia University.

William T. McDermott, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1998. Mr. McDermott joined Lehman Brothers in 1993 and held various positions within the firm before joining the Diversified Asset Group. Prior to joining Lehman Brothers, Mr. McDermott was a financial analyst with Cantor Fitzgerald Inc. from 1991 - 1993 and was associated with Arthur Andersen & Co. serving in both its audit and bankruptcy consulting divisions from 1985 to 1991. Mr. McDermott received his B.B.A. degree from the University of Notre Dame and is a Certified Public Accountant.

HS Advisors III, Ltd.
---------------------
HS Advisors III, Ltd., a California limited partnership, was formed on August 11, 1982, the sole general partner of which is Hogan Stanton Investment, Inc. ("HS Inc."), a wholly-owned subsidiary of Goodman Segar Hogan, Inc. The names and ages of, as well as the positions held by, the directors and executive officers of HS Inc. are as set forth below. There are no family relationships between or among any officer and any other officer or director.

      Name                       Office
      ----                       ------
      Mark P. Mikuta             President
      Julie R. Adie              Vice President, Treasurer and Secretary

Mark P. Mikuta, 45, is Senior Vice President of Goodman Segar Hogan, Inc. and is Vice President and Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a Bachelor of Science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Julie R. Adie, 44, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

Certain Matters Involving Affiliates
------------------------------------
On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, Hutton Real Estate Services VII, Inc., a General Partner, changed its name to Real Estate Services VII, Inc. Additionally, effective August 3, 1995, the Partnership changed its name to Commercial Properties 3, L.P., to delete any reference to "Hutton."

On August 1, 1993, Goodman Segar Hogan ("GSH") transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a one percent interest in GSHH. The stockholders of GSHH Inc. are GSH with a sixty-two percent stock interest and H.K. Associates, L.P., an affiliate of HK, with a thirty-eight percent stock interest. The remaining interests in GSHH are limited partnership interests owned by GSH, HK and 23 employees of GSHH. On September 28, 1998, GSH sold its general partner and limited partner interests in GSHH to The St. Joe Company, an unaffiliated company. The transactions did not affect the ownership of the General Partners.


Item 11. Executive Compensation

Neither of the General Partners nor any of their directors and officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Registrant.


Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of December 31, 1998.

(b)  Security Ownership of Management
     --------------------------------

No officer or director of the General Partners beneficially owned or owned of record directly or indirectly any Units of the Registrant as of December 31, 1998.

(c)  Changes In Control
     ------------------

None.


Item 13. Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, for the year ended December 31, 1998, $118,957 of the Registrant's income was allocated to the General Partners ($59,478 to RE Services and $59,479 to HS Advisors). For a description of the allocation of net cash from operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 45 through 48 of the Prospectus of Registrant dated December 13, 1983 (the "Prospectus"), contained in Amendment No. 1 to Registrant's Registration Statement No. 2-85936, under the section captioned "Distributions and Allocations," which section is incorporated herein by reference thereto.

The Registrant may enter into one or more property management agreements with GSH pursuant to which GSH will provide certain property management services with respect to certain Properties owned by the Registrant or its joint ventures. For such services GSH will be entitled to receive a management fee as described under the section captioned "Investment Objectives and Policies - Management of Properties" in the Prospectus, which section is incorporated herein by reference thereto. Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain affiliates may be reimbursed by the Registrant for certain costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. Commencing January 1, 1997, the Partnership began reimbursing certain expenses incurred by RE Services and its affiliates in servicing the Partnership to the extent permitted by the Partnership Agreement. In prior years, affiliates of RE Services had voluntarily absorbed these expenses. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 6 "Transactions With the General Partners and Affiliates" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998 filed as an exhibit under Item 14.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)  The following documents are filed as part of this report:

                                                                           Page
                                                                          Number
                                                                          ------
         (1)  Financial Statements:

              Consolidated Balance Sheets -
                At December 31, 1998 and 1997.............................. (1)

              Consolidated Statements of Partners' Capital (Deficit) -
                For the years ended December 31, 1998, 1997 and 1996....... (1)

              Consolidated Statements of Operations -
                For the years ended December 31, 1998, 1997 and 1996....... (1)

              Consolidated Statements of Cash Flows -
                For the years ended December 31, 1998, 1997 and 1996....... (1)

              Notes to the Consolidated Financial Statements............... (1)

         (2)  Financial Statement Schedule:

              Schedule III - Real Estate and Accumulated Depreciation ..... F-1

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as Exhibit 13.

    (b)  Reports on Form 8-K:

         No Reports on Form 8-K were filed during the three months ended December 31, 1998.

         On January 26, 1999, the Partnership filed a Report on Form 8-K reporting the sale of Quorum II Office Building on January 12, 1999.

         On February 24, 1999, the Partnership filed a Report on Form 8-K reporting the sale of Metro Park Business Center on February 9, 1999.

    (c)  See Exhibit Index contained herein.

                                  EXHIBIT INDEX

Exhibit No.
-----------

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

(13)     Annual report to the Unitholders for the year ended December 31, 1998.

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



                          COMMERCIAL PROPERTIES 3, L.P.

                          BY: HS Advisors III, Ltd.
                              General Partner

                              Hogan Stanton Investment, Inc.
                              General Partner



Dated:  March 30, 1999        BY:    /s/Mark P. Mikuta
                                     -----------------
                              Name:  Mark P. Mikuta
                              Title: President



                          BY: Real Estate Services VII, Inc.
                              General Partner



Dated:  March 30, 1999        BY:    /s/Michael T. Marron
                                     --------------------
                              Name:  Michael T. Marron
                              Title: Director, President and Chief
                                     Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                              REAL ESTATE SERVICES VII, INC.
                              A General Partner



Dated:  March 30, 1999        BY:    /s/Rocco F. Andriola
                                     --------------------
                              Name:  Rocco F. Andriola
                              Title: Director



Dated:  March 30, 1999        BY:    /s/Michael T. Marron
                                     --------------------
                              Name:  Michael T. Marron
                              Title: Director, President and Chief
                                     Financial Officer



Dated:  March 30, 1999        BY:    /s/William T. McDermott
                                     -----------------------
                              Name:  William T. McDermott
                              Title: Vice President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                              HS ADVISORS III, LTD.
                              A General Partner



Dated:  March 30, 1999        BY:    /s/Mark P. Mikuta
                                     -----------------
                              Name:  Mark P. Mikuta
                              Title: President of Hogan Stanton Investment,
                                     Inc., as general partner of HS Advisors
                                     III, Ltd.



Dated:  March 30, 1999        BY:    /s/Julie R. Adie
                                     ----------------
                              Name:  Julie R. Adie
                              Title: Vice President, Secretary and Treasurer of
                                     Hogan Stanton Investment, Inc.
                                     as general partner of HS Advisors III, Ltd.