Form 10-Q
period 1999-03-31
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1999-05-17
CIK 725767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999
                                                 --------------
    or

              Transition Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

              For the Transition period from           to
                                             ---------    ---------


                         Commission File Number: 0-13341
                                                 -------


                          COMMERCIAL PROPERTIES 3, L.P.
                          -----------------------------
              Exact Name of Registrant as Specified in its Charter


         Virginia                                               11-2680561
         --------                                               ----------
State or Other Jurisdiction of                                I.R.S. Employer
Incorporation or Organization                                Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson                             10285
--------------------------------------                             -----
Address of Principal Executive Offices                           Zip Code


                                 (212) 526-3183
                                 --------------
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---
-----------------------------------------------------------------------------

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                  At March 31,   At December 31,
                                                         1999              1998
                                                   (unaudited)         (audited)
-------------------------------------------------------------------------------
Assets
Real estate assets held for disposition           $14,586,196       $22,429,538
Cash and cash equivalents                          14,295,907         2,246,926
Restricted cash                                        47,169           143,536
Accounts and rent receivable, net of allowance
  for doubtful accounts of $5,444 in 1999
  and 1998                                             22,147           136,156
Prepaid expenses and other assets                      24,577            51,093
-------------------------------------------------------------------------------
      Total Assets                                $28,975,996       $25,007,249
===============================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses           $   523,803       $   512,546
  Due to affiliates                                   101,898            47,930
  Prepaid rent                                         33,069                --
  Security deposits                                   102,044           240,423
                                                  -----------------------------
      Total Liabilities                               760,814           800,899
                                                  -----------------------------
Minority interest                                     688,047           605,691
                                                  -----------------------------
Partners' Capital (Deficit):
  General Partners                                   (216,538)         (255,803)
  Limited Partners (109,378 units outstanding)     27,743,673        23,856,462
                                                  -----------------------------
      Total Partners' Capital                      27,527,135        23,600,659
-------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital     $28,975,996       $25,007,249
===============================================================================


-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the three months ended March 31, 1999
                                          General        Limited
                                         Partners       Partners          Total
-------------------------------------------------------------------------------
Balance at December 31, 1998            $(255,803)   $23,856,462    $23,600,659
Net Income                                 39,265      3,887,211      3,926,476
-------------------------------------------------------------------------------
Balance at March 31, 1999               $(216,538)   $27,743,673    $27,527,135
===============================================================================

See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                    Three months ended March 31,
                                                           1999            1998
-------------------------------------------------------------------------------
Income
Rent                                                 $1,051,499      $1,382,802
Interest                                                127,385          17,937
                                                     --------------------------
      Total Income                                    1,178,884       1,400,739
-------------------------------------------------------------------------------
Expenses
Property operating                                      454,746         579,272
Depreciation and amortization                                --         547,152
General and administrative                              291,947          89,929
                                                     --------------------------
      Total Expenses                                    746,693       1,216,353
                                                     --------------------------
Income before minority interest
  and gain on sale of real estate                       432,191         184,386
                                                     --------------------------
Minority interest                                       (82,356)        (28,060)
Income before gain on sale of real estate               349,835         156,326
Gain on sale of real estate                           3,576,641              --
-------------------------------------------------------------------------------
      Net Income                                     $3,926,476      $  156,326
===============================================================================
Net Income Allocated:
To the General Partners                              $   39,265      $    1,563
To the Limited Partners                               3,887,211         154,763
-------------------------------------------------------------------------------
                                                     $3,926,476      $  156,326
===============================================================================
Per limited partnership unit
(109,378 outstanding)                                   $ 35.54          $ 1.41
-------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the three months ended March 31,
                                                           1999            1998
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                          $ 3,926,476      $  156,326
Adjustments to reconcile net income to net
cash provided by operating activities:
  Minority interest                                      82,356          28,060
  Depreciation and amortization                              --         547,152
  Gain on sale of real estate                        (3,576,641)             --
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                                      96,367           3,684
    Accounts and rent receivable, net                   114,009         (62,169)
    Deferred rent receivable                                 --          36,787
    Prepaid leasing costs and other assets               26,516         (31,711)
    Accounts payable and accrued expenses                11,257          (1,767)
    Due to affiliates                                    53,968          (2,774)
    Distribution payable                                     --         225,522
    Prepaid rent                                         33,069         (58,937)
    Security deposits payable                          (138,379)           (684)
                                                    ---------------------------
Net cash provided by operating activities               628,998         839,489
-------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of real estate                  11,526,382              --
  Additions to real estate                             (106,399)       (226,070)
                                                    ---------------------------
Net cash provided by (used for)
investing activities                                 11,419,983        (226,070)
-------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Cash distributions                                         --        (563,804)
                                                    ---------------------------
Net cash used for financing activities                       --        (563,804)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents            12,048,981          49,615
Cash and cash equivalents, beginning of period        2,246,926       1,273,014
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period            $14,295,907      $1,322,629
===============================================================================

See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim financial statements should be read in conjunction with Commercial Properties 3, L.P.`s (the "Partnership")'s annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998 and the statement of partners' capital (deficit) for the three months ended March 31, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1998, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On January 12, 1999, the Partnership sold Quorum II Office Building ("Quorum") to an unaffiliated partnership, CMD Realty Investment Fund IV, L.P. ("CMD"), for a selling price of approximately $7,674,000, net of closing adjustments and selling costs.

On February 9, 1999, the Partnership sold Metro Park Executive Center ("Metro Park") to an unaffiliated partnership, Triad Properties Holdings, Ft. Myers, LTD ("TPH"), for a selling price of approximately $3,853,000, net of closing adjustments and selling costs.

On April 14, 1999, the Partnership sold Fort Lauderdale Commerce Center ("Ft. Lauderdale Commerce Center") to an unaffiliated partnership, Fort Lauderdale Flexxspace, LTD. ("FLF") for a selling price of approximately $12,548,000, net of closing adjustments and selling costs.

The selling prices were determined by arm's length negotiations between the Partnership and the buyers.

The General Partners are currently marketing Three Financial Centre for sale. While it is anticipated that Three Financial Centre will be sold and the Partnership dissolved during 1999, there can be no assurance that the sale will occur within this time frame.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

On January 12, 1999, the Partnership completed the sale of Quorum to an unaffiliated partnership, CMD, for a selling price of approximately $7,674,000, net of closing adjustments and selling costs, resulting in a gain of approximately $2,956,000, which is reflected in the Partnership's consolidated statement of operations for the three months ended March 31, 1999.

On February 9, 1999, the Partnership completed the sale of Metro Park to an unaffiliated partnership, TPH, for a selling price of approximately $3,853,000, net of closing adjustments and selling costs, resulting in a gain of approximately $621,000, which is reflected in the Partnership's consolidated statement of operations for the three months ended March 31, 1999.

On April 14, 1999, the Partnership sold Ft. Lauderdale Commerce Center to an unaffiliated partnership, FLF, for a selling price of approximately $12,548,000, net of closing adjustments and selling costs, resulting in a gain of approximately $3,562,000 which will be reflected in the Partnership's consolidated operations for the six months ended June 30, 1999.

The selling prices were determined by arm's length negotiations between the Partnership and the buyers.

The General Partners are currently marketing Three Financial Centre for sale. While it is anticipated that Three Financial Centre will be sold and the Partnership dissolved during 1999, there can be no assurance that the sale will occur within this time frame.

In view of the anticipated sale of the properties, the Partnership's real estate has been recorded on the Partnership's March 31, 1999 balance sheet as "Real estate assets held for disposition." Real estate assets held for disposition at March 31, 1999 totaled $14,586,196.

The Partnership had cash and cash equivalents totaling $14,295,907 at March 31, 1999, compared to $2,246,926 at December 31, 1998. The increase is primarily due to net cash proceeds from the sale of Quorum and Metro Park. The Partnership also had restricted cash, which primarily consists of security deposits of $47,169 at March 31, 1999, down from $143,536 at December 31, 1998, resulting from the sale of Quorum and Metro Park.

Accounts and rent receivable, net of allowance for doubtful accounts, totaled $22,147 at March 31, 1999, compared to $136,156 at December 31, 1998. The increase is mainly due to the timing of rental receipts and the sale of Quorum and Metro Park.

Prepaid expenses and other assets totaled $24,577 at March 31, 1999, compared to $51,093 at December 31, 1998. The decrease is due to prepaid insurance expiring in the current period.

Accounts payable and accrued expenses totaled $523,803 at March 31, 1999, compared to $512,546 at December 31, 1998. The increase is largely due to the accrual of legal fees related to the sale of Quorum and Metro Park offset by a decrease in real estate taxes payable due to the sale of Quorum and Metro Park.

Prepaid rent increased to $33,069 at March 31, 1999, compared to $-0- at December 31, 1998 primarily due to the timing of rental payments.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES

Security deposits totaled $102,044 at March 31, 1999, compared to $240,423 at December 31, 1998. The decrease is due to the sale of Quorum and Metro Park.

Since inception, the Partnership has paid total cash distributions of $183.81 per original $500 Unit, including $16.00 per Unit in return of capital payments which have reduced the Unit size from $500 to $484. In consideration of the Partnership's marketing efforts and the need to fund several capital improvements at the properties to better position them for sale, quarterly cash distributions were suspended commencing with the 1998 third quarter distribution which would have been paid in November. The General Partners intend to distribute the net proceeds from the sale of Quorum, Metro Park and Ft. Lauderdale Commerce Center in the second quarter of 1999. Once the remaining property is sold, the General Partners will distribute the net proceeds, together with the Partnership's remaining cash reserves (after payment of a provision for the Partnership's liabilities and expenses), and dissolve the Partnership.

Results of Operations
---------------------

The Partnership's operations resulted in net income of $3,926,476 for the three months ended March 31, 1999, compared to a net income of $156,326 in the corresponding 1998 period. The change is primarily attributable to the gain on the sale of Quorum and Metro Park and a decrease in depreciation expense due to the reclassification of the properties as "Real estate assets held for disposition," offset by higher administrative expenses in 1999.

Rental income totaled $1,051,499 for the three months ended March 31, 1999, compared to $1,382,802 for the corresponding period a year ago. The decrease is largely attributable to lower rental income resulting in the sale of Quorum and Metro Park. Interest income totaled $127,385 for the three months ended March 31, 1999, compared to $17,937 in the corresponding 1998 period. The increase is primarily attributable to the Partnership's higher average cash balances in 1999 from the proceeds of the sale of Quorum and Metro Park.

Property operating expenses totaled $454,746 for the three months ended March 31, 1999, compared to $579,272 for the same period in 1998. The decrease is primarily due to the sale of Quorum and Metro Park.

Depreciation and amortization expense totaled $-0- for the three months ended March 31, 1999, compared with $547,152 for the corresponding period in 1998. The Partnership suspended depreciation and amortization on July 1, 1998, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

General and administrative expenses for the three months ended March 31, 1999 totaled $291,947, compared to $89,929 for the same period in 1998. The increase is primarily due to higher legal fees from the sale of the properties and marketing fees for the properties.

As of March 31, 1999, lease levels at each of the properties were as follows:
Fort Lauderdale Commerce Center - 88%, and Three Financial Centre - 94%.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES

Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27) Financial Data Schedule

            (b) Reports on Form 8-K
                -------------------

                On January 26, 1999, the Partnership filed a Form 8-K reporting that on January 12, 1999, the Partnership executed a sale of Quorum II Office Building.

                On February 24, 1999, the Partnership filed a Form 8-K reporting that on February 9, 1999, the Partnership executed a sale of Metro Park Executive Center.

                On April 25, 1999, the Partnership filed a Form 8-K reporting that on April 17, 1999, the Partnership executed a sale of Fort Lauderdale Commerce Center.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      COMMERCIAL PROPERTIES 3, L.P.


                      BY: Real Estate Services VII, Inc.
                          General Partner


Date:  May 17, 1999       BY:    /s/Michael T. Marron
                                 -----------------------------------------------
                          Name:  Michael T. Marron
                          Title: Director, President and Chief Financial Officer