Form 10-Q
period 1999-06-30
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1999-08-13
CIK 725767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999
                                                 -------------
    or

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

-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                   At June 30,   At December 31,
                                                         1999              1998
                                                   (unaudited)         (audited)
-------------------------------------------------------------------------------
Assets
Real estate assets held for disposition           $ 5,825,973       $22,429,538
Cash and cash equivalents                          26,705,576         2,246,926
Restricted cash                                       160,306           143,536
Accounts and rent receivable, net of allowance
  for doubtful accounts of $93,362 in 1999 and
  $5,444 in 1998                                        7,811           136,156
Prepaid expenses and other assets                      37,635            51,093
-------------------------------------------------------------------------------
      Total Assets                                $32,737,301       $25,007,249
===============================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses           $   419,190       $   512,546
  Due to affiliates                                    68,200            47,930
  Prepaid rent                                         15,473                --
  Security deposits                                    50,306           240,423
                                                  -----------------------------
      Total Liabilities                               553,169           800,899
                                                  -----------------------------
Minority interest                                     459,704           605,691
                                                  -----------------------------
Partners' Capital (Deficit):
  General Partners                                   (174,565)         (255,803)
  Limited Partners (109,378 units outstanding)     31,898,993        23,856,462
                                                  -----------------------------
      Total Partners' Capital                      31,724,428        23,600,659
-------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital     $32,737,301       $25,007,249
===============================================================================


-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the six months ended June 30, 1999
                                          General        Limited
                                         Partners       Partners          Total
-------------------------------------------------------------------------------
Balance at December 31, 1998            $(255,803)   $23,856,462    $23,600,659
Net Income                                 81,238      8,042,531      8,123,769
-------------------------------------------------------------------------------
Balance at June 30, 1999                $(174,565)   $31,898,993    $31,724,428
===============================================================================


See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                   Three months ended June 30,   Six months ended June 30,
                                           1999          1998          1999          1998
-----------------------------------------------------------------------------------------
Income
Rent                                 $  471,357    $1,316,443    $1,522,856    $2,699,245
Interest                                285,918        17,404       413,303        35,341
                                     ----------------------------------------------------
      Total Income                      757,275     1,333,847     1,936,159     2,734,586
-----------------------------------------------------------------------------------------
Expenses
Property operating                      210,547       624,716       665,293     1,203,988
Depreciation and amortization                --       530,686            --     1,077,838
General and administrative              (80,293)       65,468       211,654       155,397
                                     ----------------------------------------------------
      Total Expenses                    130,254     1,220,870       876,947     2,437,223
                                     ----------------------------------------------------
Income before minority interest
  and gain on sale of real estate       627,021       112,977     1,059,212       297,363
                                     ----------------------------------------------------
Minority interest                       207,266        (8,623)      124,610       (36,683)
Income before gain on sale of
  real estate                           834,287       104,354     1,183,822       260,680
Gain on sale of real estate           3,363,306            --     6,939,947            --
-----------------------------------------------------------------------------------------
      Net Income                     $4,197,593    $  104,354    $8,123,769    $  260,680
=========================================================================================
Net Income Allocated:
To the General Partners              $   41,976    $    1,044    $   81,238    $    2,607
To the Limited Partners               4,155,617       103,310     8,042,531       258,073
-----------------------------------------------------------------------------------------
                                     $4,197,593    $  104,354    $8,123,769    $  260,680
=========================================================================================
Per limited partnership unit
(109,378 outstanding)                   $ 37.99         $ .94       $ 73.53        $ 2.36
-----------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the six months ended June 30,
                                                                 1999            1998
-------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                $ 8,123,769      $  260,680
Adjustments to reconcile net income to net
cash provided by operating activities:
  Minority interest                                          (124,610)         36,683
  Depreciation and amortization                                    --       1,077,838
  Gain on sale of real estate                              (6,939,947)             --
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                                           (16,770)         (3,695)
    Accounts and rent receivable, net                         128,345        (172,153)
    Deferred rent receivable                                       --          50,668
    Prepaid expenses and other assets                          13,458        (153,590)
    Accounts payable and accrued expenses                     (93,356)        187,417
    Due to affiliates                                          20,270         (38,270)
    Prepaid rent                                               15,473         (58,937)
    Security deposits                                        (190,117)         10,876
                                                          -----------      ----------
Net cash provided by operating activities                     936,515       1,197,517
-------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of real estate                        23,983,252              --
  Additions to real estate assets held for disposition       (439,740)       (325,764)
                                                          -----------      ----------
Net cash provided by (used for) investing activities       23,543,512        (325,764)
-------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Cash distributions                                               --        (902,086)
  Cash distribution to minority interest joint venture        (21,377)             --
                                                          -----------      ----------
Net cash used for financing activities                        (21,377)       (902,086)
-------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       24,458,650         (30,333)
Cash and cash equivalents, beginning of period              2,246,926       1,273,014
-------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $26,705,576      $1,242,681
=====================================================================================

See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim financial statements should be read in conjunction with Commercial Properties 3, L.P. `s (the "Partnership") annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999 and the results of operations and cash flows for the six months ended June 30, 1999 and 1998 and the statement of partners' capital (deficit) for the six months ended June 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

On February 9, 1999, the Partnership sold Metro Park Executive Center ("Metro Park") to an unaffiliated partnership, Triad Properties Holdings, Ft. Myers, LTD ("TPH"), for a selling price of approximately $3,797,000, net of closing adjustments and selling costs.

On April 14, 1999, the Partnership sold Fort Lauderdale Commerce Center ("Ft. Lauderdale Commerce Center") to an unaffiliated partnership, Fort Lauderdale Flexxspace, LTD. ("FLF") for a selling price of approximately $12,512,000, net of closing adjustments and selling costs.

The selling prices were determined by arm's length negotiations between the Partnership and the buyers.

The General Partners are currently marketing the remaining property, Three Financial Centre, for sale. While it is anticipated that Three Financial Centre will be sold during 1999, there can be no assurance that the sale will occur within this time frame.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

On January 12, 1999, the Partnership completed the sale of Quorum to an unaffiliated partnership, CMD, for a selling price of approximately $7,674,000, net of closing adjustments and selling costs, resulting in a gain of approximately $2,956,000, which is reflected in the Partnership's consolidated statement of operations for the six months ended June 30, 1999.

On February 9, 1999, the Partnership completed the sale of Metro Park to an unaffiliated partnership, TPH, for a selling price of approximately $3,797,000, net of closing adjustments and selling costs, resulting in a gain of approximately $566,000, which is reflected in the Partnership's consolidated statement of operations for the six months ended June 30, 1999.

On April 14, 1999, the Partnership sold Ft. Lauderdale Commerce Center to an unaffiliated partnership, FLF, for a selling price of approximately $12,512,000, net of closing adjustments and selling costs, resulting in a gain of approximately $3,418,000 which is reflected in the Partnership's consolidated operations for the six months ended June 30, 1999.

The selling prices were determined by arm's length negotiations between the Partnership and the buyers.

The General Partners are currently marketing the remaining property, Three Financial Centre, for sale. While it is anticipated that Three Financial Centre will be sold during 1999, there can be no assurance that the sale will occur within this time frame.

In anticipation of the Partnership being dissolved, the minority interest allocation has been conformed to the tax basis.

In view of the anticipated sale of the properties, the Partnership's real estate has been recorded on the Partnership's June 30, 1999 balance sheet as "Real estate assets held for disposition." Real estate assets held for disposition at June 30, 1999 totaled $5,825,973.

The Partnership had cash and cash equivalents totaling $26,705,576 at June 30, 1999, compared to $2,246,926 at December 31, 1998. The increase is primarily due to net cash proceeds from the sale of Quorum, Metro Park and Ft. Lauderdale Commerce Center. The Partnership also had restricted cash, which primarily consists of escrow funds of $110,000 from the sale of Ft. Lauderdale Commerce Center and security deposits of $50,306 at June 30, 1999, down from $143,536 at December 31, 1998, resulting from the sale of Quorum, Metro Park and Ft. Lauderdale Commerce Center.

Accounts and rent receivable, net of allowance for doubtful accounts, totaled $7,811 at June 30, 1999, compared to $136,156 at December 31, 1998. The decrease is mainly due to the sale of Quorum, Metro Park and Ft. Lauderdale Commerce Center.

Prepaid expenses and other assets totaled $37,635 at June 30, 1999, compared to $51,093 at December 31, 1998. The decrease is due to prepaid insurance expiring in the current period and not being renewed due to the sale of Quorum, Metro Park and Ft. Lauderdale Commerce Center.

Accounts payable and accrued expenses totaled $419,190 at June 30, 1999, compared to $512,546 at December 31, 1998. The decrease is largely due to a decrease in real estate taxes payable resulting from the sale of Quorum, Metro Park and Ft. Lauderdale Commerce Center and the timing of invoices and payments.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES

Prepaid rent increased to $15,473 at June 30, 1999, compared to $-0- at December 31, 1998, primarily due to timing of rental payments.

Security deposits totaled $50,306 at June 30, 1999, compared to $240,423 at December 31, 1998. The decrease is due to the sale of Quorum, Metro Park and Ft. Lauderdale Commerce Center.

Since inception, the Partnership has paid total cash distributions of $183.81 per original $500 Unit, including $16.00 per Unit in return of capital payments which have reduced the Unit size from $500 to $484. The General Partners intend to distribute the net proceeds from the sale of Quorum, Metro Park and Ft. Lauderdale Commerce Center in the third quarter of 1999. Once the remaining property is sold, the General Partners will distribute the net proceeds, together with the Partnership's remaining cash reserves (after payment of a provision for the Partnership's liabilities and expenses), and dissolve the Partnership.

Results of Operations
---------------------

The Partnership's operations resulted in net income of $4,197,593 and $8,123,769 for the three and six months ended June 30, 1999, compared to a net income of $104,354 and $260,680 in the corresponding 1998 period. The change is primarily attributable to the gain on the sale of Quorum, Metro Park and Ft. Lauderdale Commerce Center, a decrease in depreciation expense due to the reclassification of the properties as "Real estate assets held for disposition," and a decrease in Property operating expense, offset by lower rental income in 1999.

Rental income totaled $471,357 and $1,522,856 for the three and six months ended June 30, 1999, compared to $1,316,443 and $2,699,245 for the corresponding period a year ago. The decrease is largely attributable to lower rental income resulting in the sale of Quorum, Metro Park and Ft. Lauderdale Commerce Center. Interest income totaled $285,918 and $413,303 for the three and six months ended June 30, 1999, compared to $17,404 and $35,341 in the corresponding 1998 period. The increase is primarily attributable to the Partnership's higher average cash balances in 1999 from the proceeds of the sale of Quorum, Metro Park and Ft. Lauderdale Commerce Center.

Property operating expenses totaled $210,547 and $665,293 for the three and six months ended June 30, 1999, compared to $624,716 and $1,203,988 for the same period in 1998. The decrease is primarily due to the sale of Quorum, Metro Park and Ft. Lauderdale Commerce Center.

Depreciation and amortization expense totaled $-0- for both the three and six months ended June 30, 1999, compared with $530,686 and $1,077,838 for the corresponding period in 1998. The Partnership suspended depreciation and amortization on July 1, 1998, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

General and administrative expenses for the three and six months ended June 30, 1999 totaled $(80,293) and $211,654, compared to $65,468 and $155,397 for the same period in 1998. The decrease for the three months ended June 30, 1999 is primarily due to a reclassification of legal fees related to the sale of the properties. The increase for the six months ended June 30, 1999 is primarily due to higher administrative and marketing fees on the sale of the properties.

As of June 30, 1999, the remaining property, Three Financial Centre, was 89% leased.

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



                      COMMERCIAL PROPERTIES 3, L.P.


                      BY: Real Estate Services VII, Inc.
                          General Partner


Date:  August 13, 1999    BY:    /s/Michael T. Marron
                                 -----------------------------------------------
                          Name:  Michael T. Marron
                          Title: Director, President and Chief Financial Officer