Form 10-Q
period 1999-09-30
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 1999-11-12
CIK 725767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999
                                               ------------------
    or

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

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES


--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                              At September 30,    At December 31,
                                                         1999               1998
                                                   (unaudited)          (audited)
--------------------------------------------------------------------------------
Assets
Real estate assets held for disposition           $ 5,847,665       $ 22,429,538
Cash and cash equivalents                           4,865,984          2,246,926
Restricted cash                                       125,306            143,536
Accounts and rent receivable, net of allowance
  for doubtful accounts of $96,362 in 1999
  and $5,444 in 1998                                      692            136,156
Prepaid expenses and other assets                      19,372             51,093
--------------------------------------------------------------------------------
      Total Assets                                $10,859,019       $ 25,007,249
================================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses           $   272,585       $    512,546
  Due to affiliates                                    79,508             47,930
  Prepaid rent                                         17,929                 --
  Security deposits                                    50,306            240,423
                                                  ------------------------------
      Total Liabilities                               420,328            800,899
                                                  ------------------------------
Minority interest                                     650,150            605,691
                                                  ------------------------------
Partners' Capital (Deficit):
  General Partners                                   (393,924)          (255,803)
  Limited Partners (109,378 units outstanding)     10,182,465         23,856,462
                                                  ------------------------------
      Total Partners' Capital                       9,788,541         23,600,659
--------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital     $10,859,019       $ 25,007,249
================================================================================

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the nine months ended September 30, 1999
                                           General        Limited
                                          Partners       Partners          Total
--------------------------------------------------------------------------------
Balance at December 31, 1998            $ (255,803)  $ 23,856,462    $23,600,659
Net Income                                  83,459      8,262,422      8,345,881
Distributions                             (221,580)   (21,936,419)   (22,157,999)
--------------------------------------------------------------------------------
Balance at September 30, 1999           $ (393,924)  $ 10,182,465    $ 9,788,541
================================================================================

See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES


--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                  Three months ended           Nine months ended
                                        September 30,               September 30,
                                   1999         1998           1999         1998
--------------------------------------------------------------------------------
Income
Rent                         $  511,785   $1,531,802     $2,034,641   $4,231,047
Interest                        305,624       16,486        718,927       51,827
                             ---------------------------------------------------
        Total Income            817,409    1,548,288      2,753,568    4,282,874
--------------------------------------------------------------------------------
Expenses
Property operating              171,987      579,608        837,280    1,783,596
Depreciation and amortization        --           --             --    1,077,838
General and administrative      124,407      123,863        336,061      279,260
                             ---------------------------------------------------
        Total Expenses          296,394      703,471      1,173,341    3,140,694
                             ---------------------------------------------------
Income before minority
  interest and gain on
  sale of real estate           521,015      844,817      1,580,227    1,142,180
                             ---------------------------------------------------
Minority interest              (190,446)     (33,098)       (65,836)     (69,781)
Income before gain on
  sale of real estate           330,569      811,719      1,514,391    1,072,399
Gain (loss) on sale of
  real estate                  (108,457)          --      6,831,490           --
--------------------------------------------------------------------------------
        Net Income           $  222,112   $  811,719     $8,345,881   $1,072,399
================================================================================
Net Income Allocated:
To the General Partners      $    2,221   $    8,117     $   83,459   $   10,724
To the Limited Partners         219,891      803,602      8,262,422    1,061,675
--------------------------------------------------------------------------------
                             $  222,112   $  811,719     $8,345,881   $1,072,399
================================================================================
Per limited partnership unit
(109,378 outstanding)            $ 2.01       $ 7.35        $ 75.54       $ 9.71
--------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES


--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the nine months ended September 30,
                                                             1999           1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                            $ 8,345,881   $  1,072,399
Adjustments to reconcile net income to
net cash provided by operating activities:
  Minority interest                                        65,836         69,781
  Depreciation and amortization                                --      1,077,838
  Gain on sale of real estate                          (6,831,490)            --
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
     Restricted cash                                       18,230         (8,021)
     Accounts and rent receivable, net                    135,464         25,291
     Deferred rent receivable                                  --         50,521
     Prepaid expenses and other assets                     31,721       (246,640)
     Accounts payable and accrued expenses               (239,961)       307,262
     Due to affiliates                                     31,578        (21,170)
     Prepaid rent                                          17,929        (58,937)
     Security deposits                                   (190,117)        12,202
                                                      --------------------------
Net cash provided by operating activities               1,385,071      2,280,526
--------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Proceeds from sale of real estate                    23,874,794             --
  Additions to real estate assets held for disposition   (461,431)      (469,060)
                                                      --------------------------
Net cash provided by (used for) investing activities   23,413,363       (469,060)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Cash distributions                                  (22,157,999)    (1,465,890)
  Cash distribution to minority interest joint venture    (21,377)            --
                                                      --------------------------
Net cash used for financing activities                (22,179,376)    (1,465,890)
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents               2,619,058        345,576
Cash and cash equivalents, beginning of period          2,246,926      1,273,014
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period              $ 4,865,984   $  1,618,590
================================================================================

See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim financial statements should be read in conjunction with Commercial Properties 3, L.P.'s (the "Partnership") annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1999 and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998 and the statement of partners' capital (deficit) for the nine months ended September 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

On April 14, 1999, the Partnership sold Fort Lauderdale Commerce Center ("Ft. Lauderdale") to an unaffiliated partnership, Fort Lauderdale Flexxspace, LTD. ("FLF") for a selling price of approximately $12,512,000, net of closing adjustments and selling costs.

The selling prices were determined by arm's length negotiations between the Partnership and the buyers.

As a result of these sales, on September 22, 1999 the Partnership paid a special cash distribution to the Limited Partners in the amount of $21,936,419, or $200.56 per Unit and $221,580 to the General Partners.

The General Partners are currently marketing the remaining property, Three Financial Centre, for sale and have accepted a bid for the sale of the property. The General Partners have notified the Joint Venture, who has the right of first refusal on the sale of the property, of this bid. While it is anticipated that a contract to sell Three Financial Centre will be executed during 1999, there can be no assurance that the sale will occur within this time frame.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

On January 12, 1999, the Partnership completed the sale of Quorum to an unaffiliated partnership, CMD, for a selling price of approximately $7,674,000, net of closing adjustments and selling costs, resulting in a gain of approximately $2,894,000, which is reflected in the Partnership's consolidated statement of operations for the nine months ended September 30, 1999.

On February 9, 1999, the Partnership completed the sale of Metro Park to an unaffiliated partnership, TPH, for a selling price of approximately $3,797,000, net of closing adjustments and selling costs, resulting in a gain of approximately $566,000, which is reflected in the Partnership's consolidated statement of operations for the nine months ended September 30, 1999.

On April 14, 1999, the Partnership sold Ft. Lauderdale to an unaffiliated partnership, FLF, for a selling price of approximately $12,512,000, net of closing adjustments and selling costs, resulting in a gain of approximately $3,372,000 which is reflected in the Partnership's consolidated operations for the nine months ended September 30, 1999.

The selling prices were determined by arm's length negotiations between the Partnership and the buyers.

As a result of these sales, on September 22, 1999 the Partnership paid a special cash distribution to the Limited Partners in the amount of $21,936,419, or $200.56 per Unit and $221,580 to the General Partners.

The General Partners are currently marketing the remaining property, Three Financial Centre, for sale and have accepted a bid for the sale of the property. The General Partners have notified the Joint Venture, who has the right of first refusal on the sale of the property, of this bid. While it is anticipated that a contract to sell Three Financial Centre will be executed during 1999, there can be no assurance that the sale will occur within this time frame. Once this property is sold, the General Partners will distribute the net proceeds, together with the Partnership's remaining cash reserves (after payment of a provision for the Partnership's liabilities and expenses), and dissolve the Partnership.

In anticipation of the Partnership being dissolved, the minority interest allocation has been conformed to the tax basis.

The Partnership's real estate has been recorded on the Partnership's September 30, 1999 balance sheet as "Real estate assets held for disposition." Real estate assets held for disposition at September 30, 1999 totaled $5,847,665.

The Partnership had cash and cash equivalents totaling $4,865,984 at September 30, 1999, compared to $2,246,926 at December 31, 1998. The increase is primarily due to net cash proceeds from the sale of Quorum, Metro Park and Ft. Lauderdale. The Partnership also had restricted cash, which consists of escrow funds of $75,000 from the sale of Ft. Lauderdale and security deposits of $50,306 at September 30, 1999, down from $143,536 at December 31, 1998, resulting from the sale of Quorum, Metro Park and Ft. Lauderdale.

Accounts and rent receivable, net of allowance for doubtful accounts, totaled $692 at September 30, 1999, compared to $136,156 at December 31, 1998. The decrease is mainly due to the sale of the three properties earlier this year.

Prepaid expenses and other assets totaled $19,372 at September 30, 1999, compared to $51,093 at December 31, 1998. The decrease is due to prepaid insurance expiring in the current period and not being renewed due to the sale of the three properties.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES

Accounts payable and accrued expenses totaled $272,585 at September 30, 1999, compared to $512,546 at December 31, 1998. The decrease is largely due to a decrease in real estate taxes payable resulting from the sale of Quorum, Metro Park and Ft. Lauderdale and the timing of invoices and payments.

Security deposits totaled $50,306 at September 30, 1999, compared to $240,423 at December 31, 1998. The decrease is due to the sale of Quorum, Metro Park and Ft. Lauderdale.

Results of Operations
---------------------

The Partnership's operations resulted in net income of $222,112 and $8,345,881 for the three and nine months ended September 30, 1999, compared to a net income of $811,719 and $1,072,399 in the corresponding 1998 period. The increase for the 1999 nine-month period is primarily attributable to the gain on the sale of Quorum, Metro Park and Ft. Lauderdale, a decrease in depreciation expense due to the reclassification of the properties as "Real estate assets held for disposition," and a decrease in property operating expense, offset by lower rental income in 1999.

Rental income totaled $511,785 and $2,034,641 for the three and nine months ended September 30, 1999, compared to $1,531,802 and $4,231,047 for the corresponding period a year ago. The decrease is largely attributable to the sale of Quorum, Metro Park and Ft. Lauderdale. Interest income totaled $305,624 and $718,927 for the three and nine months ended September 30, 1999, compared to $16,486 and $51,827 in the corresponding 1998 period. The increase is primarily attributable to the Partnership's higher average cash balances in 1999.

Property operating expenses totaled $171,987 and $837,280 for the three and nine months ended September 30, 1999, compared to $579,608 and $1,783,596 for the same period in 1998. The decrease is primarily due to the sale of Quorum, Metro Park and Ft. Lauderdale.

Depreciation and amortization expense totaled $-0- for both the three and nine months ended September 30, 1999, compared with $-0- and $1,077,838 for the corresponding period in 1998. The Partnership suspended depreciation and amortization on July 1, 1998, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

General and administrative expenses for the three and nine months ended September 30, 1999 totaled $124,407 and $336,061, compared to $123,863 and $279,260 for the same period in 1998. The increase for the nine months ended September 30, 1999 is primarily due to higher administrative and marketing fees on the sale of the properties.

As of September 30, 1999, the remaining property, Three Financial Centre, was 89% leased.

COMMERCIAL PROPERTIES 3, L.P.
AND CONSOLIDATED VENTURES


Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a)  Exhibits -

                (27)   Financial Data Schedule

           (b)  Reports on Form 8-K -

                No reports on Form 8-K were filed during the three months ended September 30, 1999.

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



                         COMMERCIAL PROPERTIES 3, L.P.


                         BY:  Real Estate Services VII, Inc.
                              General Partner


Date:  November 12, 1999      BY:    /s/Michael T. Marron
                                     -----------------------
                              Name:  Michael T. Marron
                              Title: Director, President and
                                     Chief Financial Officer