Form 10-K
period 1999-12-31
HUTTON GSH COMMERCIAL PROPERTIES 3
filed 2000-03-30
CIK 725767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
-----                 THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1999
                                             -----------------

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                 THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission file number: 0-13341
                                                 -------


                          COMMERCIAL PROPERTIES 3, L.P.
                  (formerly Hutton/GSH Commercial Properties 3)
                  ---------------------------------------------
              Exact name of registrant as specified in its charter


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

Portions of Parts I, II and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1999 filed as an exhibit under Item 14.

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

The offering of Units was terminated on August 9, 1984. Upon termination of the offering, the Registrant had accepted subscriptions for 109,378 Units for an aggregate of $54,689,000. After deducting offering costs and initial working capital reserves, approximately $46,000,000 was available for investment in real estate. Of such proceeds, $44,995,452 was invested in an office and light industrial complex, one limited partnership and two joint ventures, each of which owned a specific office building (the "Properties"), and $1,093,780 of uncommitted funds were distributed to the Limited Partners as a return of capital on May 15, 1986. The Registrant also distributed $437,512 in 1986 and $218,756 in 1985 to the Limited Partners as returns of capital, which sums represented the excess of the initial working capital reserves set aside for present and future operating requirements. To the extent that funds committed for investment or held as a working capital reserve have not been expended (and have not otherwise been distributed to the Limited Partners as a return of capital), the Registrant has invested such funds in bank certificates of deposit, unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal, in accordance with the Registrant's investment objectives and policies.

(b)  Financial Information About Industry Segment
     --------------------------------------------

The Registrant's sole business is the ownership and operation of the Properties. All of the Registrant's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)  Narrative Description of Business
     ---------------------------------

Incorporated by reference to Note 1 "Organization" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1999 filed as an exhibit under
Item 14.

The Registrant's principal investment objectives with respect to the Properties (in no particular order of priority) are:

1)   Capital appreciation.

2)   Distributions of net cash from operations attributable to rental income.

3)   Preservation and protection of capital.

4) Equity build-up through principal reduction of mortgage loans, if any, on the Properties.

Distribution of net cash from operations is the Registrant's objective during its operational phase, while the preservation and appreciation of capital is the Registrant's long-term objective. The attainment of the Registrant's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's Properties are located, especially with regard to achievement of capital appreciation. The Registrant sold three of its Properties as of December 31, 1999, and the fourth Property was sold on January 31, 2000 (see Item 7).

(d)  Employees
     ---------

The Registrant has no employees.


Item 2.  Properties

As of the filing date of this report, all of the Partnership's Properties had been sold. On January 12, 1999, the Partnership closed on the sale of Quorum II Office Building. On February 9, 1999, the Partnership closed on the sale of Metro Park Executive Center. On April 14, 1999, the Partnership closed on the sale of Ft. Lauderdale Commerce Center, and on January 31, 2000, the Partnership sold its remaining Property, Three Financial Centre. See Item 7 for a discussion of the sales.


Item 3.  Legal Proceedings

The Registrant recently settled a legal dispute with a former tenant at the Quorum II Office Building in Dallas for $70,000. The Registrant will be paying such an amount in the first half of 2000. This settlement has been accepted by the former tenant in full compromise and settlement of all causes of action. Accordingly, the Registrant will have no additional liability.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Unitholders during the fourth quarter of 1999.


                                     PART II

Item 5.  Market for Registrant's Limited Partnership
         Units and Related Unitholder Matters

(a)  Market Information
     ------------------

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b)  Holders
     -------

As of December 31, 1999, the number of holders of Units was 4,761.

(c)  Distributions
     -------------

In consideration of the Partnership's marketing efforts and the need to fund several capital improvements at the properties to better position them for sale, cash distributions were suspended commencing with the 1998 third quarter distribution which would have been paid in November 1998. The General Partners distributed the net proceeds from the sales of Quorum II Office Building, Metro Park Business Center and Ft. Lauderdale Commerce Center in September 1999. The General Partners plan to distribute the net proceeds from the sale of Three Financial Centre, which was completed on January 31, 2000, together with the Partnership's remaining cash reserves (after payment of or provision for the Partnership's liabilities and expenses), and terminate the Partnership during the second quarter of 2000.

The following distributions were paid to the Limited Partners for the two years ended December 31, 1999 and December 31, 1998.

Cash Distributions Per Limited Partnership Unit

                          First      Second       Third      Fourth
                         Quarter     Quarter     Quarter     Quarter      Total
                         -------     -------     -------     -------     -------

1998                     $ 5.00      $ 5.00      $    --     $    --     $ 10.00
1999                     $   --      $   --      $200.56     $    --     $200.56


Item 6.  Selected Financial Data

For The Years Ended December 31,
(dollars in thousands except per Unit data)

                                          1999         1998       1997       1996         1995
----------------------------------------------------------------------------------------------
Total income                           $ 3,313      $ 5,788    $ 5,109    $ 5,279      $ 5,158
Operating income (loss)                  1,572        1,747         43        568       (3,631)
Gain on sale of real estate assets       6,831           --         --         --           --
Net income (loss)                        8,403        1,747         43        568       (3,631)
Total assets at year end                10,924       25,007     24,464     25,364       27,842
Net cash from operations                 1,515        2,951      2,194      2,560        2,168
Net income (loss) per Unit               76.06        14.89       (.23)      4.09       (32.87)
Cash distributions per
  Limited Partnership Unit              200.56(2)     10.00      12.00      25.30(1)     13.25
----------------------------------------------------------------------------------------------

(1) Includes a special cash distribution of $13.30 per Unit paid on March 29, 1996.
(2) Represents a special cash distribution of the net sale proceeds from Quorum II Office
    Building, Metro Park Business Center and Ft. Lauderdale Commerce Center paid on
    September 22, 1999.


Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
On January 12, 1999, the Partnership completed the sale of Quorum to an unaffiliated partnership for a selling price of $7,612,065, net of closing adjustments and selling costs, resulting in a gain of $2,894,064, which is reflected in the Partnership's consolidated statement of operations for the year ended December 31, 1999.

On February 9, 1999, the Partnership completed the sale of Metro Park to an unaffiliated partnership for a selling price of $3,797,438, net of closing adjustments and selling costs, resulting in a gain of $565,698, which is reflected in the Partnership's consolidated statement of operations for the year ended December 31, 1999.

On April 14, 1999, the Partnership sold Ft. Lauderdale to an unaffiliated partnership for a selling price of $12,465,291, net of closing adjustments and selling costs, resulting in a gain of $3,371,728 which is reflected in the Partnership's consolidated operations for the year ended December 31, 1999.

The selling prices were determined by arm's length negotiations between the Partnership and the buyers.

As a result of these sales, on September 22, 1999 the Partnership paid a special cash distribution to the Limited Partners in the amount of $21,936,419, or $200.56 per Unit and $221,580 to the General Partners.

On January 31, 2000, the Partnership sold its remaining Property, Three Financial Centre, to an affiliate of the Joint Venture Partner, Three Financial Centre LLC ("3FCLLC"), for a selling price of approximately $10,130,000, net of closing adjustments and selling costs. The sale is expected to result in a gain of approximately $4,100,000 which will be reflected in the Partnership's consolidated operations for the three months ended March 31, 2000. The selection of the buyer was a result of a competitive bidding process organized by the real estate broker engaged to assist in selling the Property. The General Partners plan to distribute the net proceeds from the sale, together with the Partnership's remaining cash reserves (after payment of or provision for the Partnership's liabilities and expenses), and terminate the Partnership during the second quarter 2000.

In anticipation of the Partnership being dissolved, the minority interest allocation has been conformed to the tax basis.

The Partnership's real estate has been recorded on the Partnership's December 31, 1999 balance sheet as "Real estate assets held for disposition." Real estate assets held for disposition at December 31, 1999 totaled $5,974,046.

The Partnership had cash and cash equivalents totaling $4,785,516 at December 31, 1999, compared to $2,246,926 at December 31, 1998. The increase is primarily due to the proceeds from the sale of three properties during 1999. The Partnership also had restricted cash, which consists of security deposits of $78,031 at December 31, 1999, compared to $143,536 at December 31, 1998. This decrease resulted from the sale of Quorum, Metro Park and Ft. Lauderdale.

Accounts and rent receivable, net of allowance for doubtful accounts, totaled $65,401 at December 31, 1999, compared to $136,156 at December 31, 1998. The decrease is mainly due to the sale of three properties in 1999.

Prepaid expenses and other assets totaled $21,282 at December 31, 1999, compared to $51,093 at December 31, 1998. The decrease is due to the sale of three properties during 1999.

Accounts payable and accrued expenses totaled $233,207 at December 31, 1999, compared to $512,546 at December 31, 1998. The decrease is largely due to a decrease in real estate taxes payable resulting from the sale of Quorum, Metro Park and Ft. Lauderdale and the timing of invoices and payments.

Security deposits totaled $78,031 at December 31, 1999, compared to $240,423 at December 31, 1998. The decrease is due to the sale of Quorum, Metro Park and Ft. Lauderdale.

Market Risk
-----------
The Partnership's principal market risk exposure is interest rate risk. The Partnership has no long-term debt and its remaining Property has no mortgage debt. Accordingly, the Partnership's interest risk exposure is primarily limited to interest earned on the Partnership's cash and cash equivalents which are invested at short-term rates. Such risk is not considered material to the Partnership's operations.

Results of Operations
---------------------

1999 vs 1998
------------

The Partnership's operations resulted in net income of $8,403,060 for the year ended December 31, 1999, compared to a net income of $1,747,214 in fiscal 1998. The increase is primarily attributable to the gain recognized on the sale of Quorum, Metro Park and Ft. Lauderdale.

Rental income totaled $2,530,185 for the year ended December 31, 1999, compared to $5,719,841 for the year ended December 31, 1998. The decrease is largely attributable to the sale of Quorum, Metro Park and Ft. Lauderdale. Interest income totaled $783,312 for the year ended December 31, 1999, compared to $68,146 in fiscal 1998. The increase is primarily attributable to the proceeds received from the sale of Quorum, Metro Park and Ft. Lauderdale.

Property operating expenses totaled $1,142,270 for the year ended December 31, 1999, compared to $2,323,191 in fiscal 1998. The decrease is primarily due to the sale of Quorum, Metro Park and Ft. Lauderdale.

Depreciation and amortization expense totaled $28,522 for the year ended December 31, 1999, compared with $1,077,837 for the year ended December 31, 1998. For the year ended December 31, 1999, depreciation and amortization represent the write-off of tenant improvements and leasing commissions related to tenants who have vacated the Property. The Partnership suspended depreciation and amortization on July 1, 1998, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

General and administrative expenses totaled $454,088 for the year ended December 31, compared to $404,990 in fiscal 1998. The increase is primarily due to higher administrative and marketing fees on the sale of Quorum, Metro Park and Ft. Lauderdale.

As of December 31, 1999, Three Financial Centre was 85% leased.

1998 vs 1997
------------

Partnership operations resulted in net income of $1,747,214 for the year ended December 31, 1998, compared to $42,860 in 1997. The increase in net income is primarily attributable to higher rental income and a decrease in depreciation expense due to the reclassification of the properties as "Real estate assets held for disposition."

Rental income totaled $5,719,841 for the year ended December 31, 1998, compared to $5,031,723 for the year ended December 31, 1997. The increase is attributable to higher rental income at all four properties, particularly at Metro Park Business Center and Quorum II Office Building, and an increase in average occupancy at Three Financial Centre. Interest income totaled $68,146 for the year ended December 31, 1998, compared to $77,701 in 1997. The slight decrease is primarily attributable to the Partnership's lower average cash balances in 1998.

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


Item 8.   Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1999, which is filed as an exhibit under Item 14.


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

     Name                  Office
     ----                  ------
     Michael T. Marron     Director, President and Chief Financial Officer
     Rocco F. Andriola     Director, Vice President

Michael T. Marron, 36, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany and an M.B.A. degree from Columbia University and is a Certified Public Accountant.

Rocco F. Andriola, 41, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Mr. Andriola also serves as the Director of Global Corporate Services for Lehman. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

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

     Name                  Office
     ----                  ------
     Mark P. Mikuta        President
     Julie R. Adie         Vice President, Treasurer and Secretary

Mark P. Mikuta, 46, is Senior Vice President of Goodman Segar Hogan, Inc. and is Vice President and Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a Bachelor of Science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Julie R. Adie, 45, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of December 31, 1999.

(b)  Security Ownership of Management
     --------------------------------

No officer or director of the General Partners beneficially owned or owned of record directly or indirectly any Units of the Registrant as of December 31, 1999.

(c)  Changes In Control
     ------------------

None.


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of the Registrant, for the year ended December 31, 1999, $84,030 of the Registrant's income was allocated to the General Partners ($42,015 to RE Services and $42,015 to HS Advisors). For a description of the allocation of net cash from operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 45 through 48 of the Prospectus of Registrant dated December 13, 1983 (the "Prospectus"), contained in Amendment No. 1 to Registrant's Registration Statement No. 2-85936, under the section captioned "Distributions and Allocations," which section is incorporated herein by reference thereto.

On January 31, 2000, the Partnership sold its remaining Property, Three Financial Centre, to an affiliate of the Joint Venture Partner, 3FCLLC, for a selling price of approximately $10,130,000, net of closing adjustments and selling costs. The selection of 3FCLLC was a result of a competitive bidding process organized by the real estate broker engaged to assist in selling the Property.

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain affiliates may be reimbursed by the Registrant for certain costs as described on page 16 of the Prospectus, which description is incorporated herein by reference thereto. Commencing January 1, 1997, the Partnership began reimbursing certain expenses incurred by RE Services and its affiliates in servicing the Partnership to the extent permitted by the Partnership Agreement. In prior years, affiliates of RE Services had voluntarily absorbed these expenses. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 6 "Transactions With the General Partners and Affiliates" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1999 filed as an exhibit under Item 14.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

                                                                                 Page
                                                                               Number
                                                                               ------
          (1)  Financial Statements:

               Consolidated Balance Sheets - At December 31, 1999 and 1998.....  (4)

               Consolidated Statements of Partners' Capital (Deficit) -
                 For the years ended December 31, 1999, 1998 and 1997..........  (4)

               Consolidated Statements of Operations -
                 For the years ended December 31, 1999, 1998 and 1997..........  (5)

               Consolidated Statements of Cash Flows -
                 For the years ended December 31, 1999, 1998 and 1997..........  (6)

               Notes to the Consolidated Financial Statements..................  (7)

          (2)  Financial Statement Schedule:

               Schedule III - Real Estate and Accumulated Depreciation ........  F-1

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1999, which is filed as Exhibit 13.

     (b)  Reports on Form 8-K:

          No Reports on Form 8-K were filed during the three months ended December 31, 1999.

          On February 14, 2000, the Partnership filed a Report on Form 8-K reporting the sale of Three Financial Centre on January 31, 2000.

     (c)  See Exhibit Index contained herein.

                                  EXHIBIT INDEX

Exhibit No.
----------
(4) (A) Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated December 13, 1983 (the "Prospectus"), contained in Amendment No. 1 to Registration Statement, No. 2-85936, of the Registrant filed December 13, 1983 (the "Registration Statement")).

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

(13)      Annual report to the Unitholders for the year ended December 31, 1999.

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



                          COMMERCIAL PROPERTIES 3, L.P.

                          BY: HS Advisors III, Ltd.
                              General Partner

                              Hogan Stanton Investment, Inc.
                              General Partner



Date:  March 30, 2000         BY:    /s/Mark P. Mikuta
                                     -----------------
                              Name:  Mark P. Mikuta
                              Title: President



                          BY: Real Estate Services VII, Inc.
                              General Partner



Date:  March 30, 2000         BY:    /s/Michael T. Marron
                                     --------------------
                              Name:  Michael T. Marron
                              Title: Director, President and Chief
                                     Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                          REAL ESTATE SERVICES VII, INC.
                          A General Partner



Date:  March 30, 2000     BY:    /s/Michael T. Marron
                                 --------------------
                          Name:  Michael T. Marron
                          Title: Director, President and Chief
                                 Financial Officer



Date:  March 30, 2000     BY:    /s/Rocco F. Andriola
                                 --------------------
                          Name:  Rocco F. Andriola
                          Title: Director, Vice President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                          HS ADVISORS III, LTD.
                          A General Partner



Date:  March 30, 2000     BY:    /s/Mark P. Mikuta
                                 -----------------
                          Name:  Mark P. Mikuta
                          Title: President of Hogan Stanton
                                 Investment, Inc., as general
                                 partner of HS Advisors III, Ltd.



Date:  March 30, 2000     BY:    /s/Julie R. Adie
                                 ----------------
                          Name:  Julie R. Adie
                          Title: Vice President, Secretary and Treasurer of
                                 Hogan Stanton Investment, Inc.
                                 as general partner of HS Advisors III, Ltd.